Form 10-Q/A
period 1996-03-31
PANACO INC
filed 1996-07-11
CIK 882074


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                               Amendment Number 1

(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended                                  March 31, 1996

                                -------------------------------------------------------------------------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.
For the transition period from                                        to

                                -------------------------------------     -------------------------------------

Commission file number                                            0 - 26662

                                -------------------------------------------------------------------------------


                                                 PANACO, Inc.

- ---------------------------------------------------------------------------------------------------------------
                            (Exact name of registrant as specified in its charter)

                        Delaware                                                   43 - 1593374

- ---------------------------------------------------------            ------------------------------------------
(State or jurisdiction or incorporation or organization)              (I.R.S. Employer Identification number)


                     1050 West Blue Ridge Blvd., PANACO Bldg., Kansas City, MO 64145-1216

- ---------------------------------------------------------------------------------------------------------------
              (Address of principal executive offices)                                 (Zip Code)


                                                (816) 942-6300

- ---------------------------------------------------------------------------------------------------------------
                             (Registrant's telephone number, including area code)




- ---------------------------------------------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes       X      No

               ------------     ------------

       Indicate the number of shares outstanding of each of the issuer's classes as of March 31, 1996:

 Common Stock, $0.01 par value                                                        12,345,361

- --------------------------------                                          -------------------------------------
             Class                                                                  Number of Shares



                                  PANACO, INC.
              Condensed Balance Sheets (Successful Efforts Method)
                                   (Unaudited)
                                  (As Restated)




 ASSETS                                                   As of                      As of
                                                      March 31, 1996           December 31, 1995
                                                 ------------------------   ------------------------
 CURRENT ASSETS:
      Cash and cash equivalents                    $           1,528,000      $           1,198,000

      Accounts receivable                                      5,279,000                  4,386,000

      Prepaid expenses                                           183,000                    465,000
                                                 ------------------------   ------------------------

         Total Current Assets                                  6,990,000                  6,049,000
                                                 ------------------------   ------------------------



 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
      SUCCESSFUL EFFORTS METHOD OF ACCOUNTING:
      Oil and gas properties                                 103,394,000                103,105,000
      Less: accumulated depreciation,
         depletion and amortization                         (76,035,000)               (73,620,000)
                                                 ------------------------   ------------------------
         Net Oil and Gas Properties                           27,359,000                 29,485,000
                                                 ------------------------   ------------------------


 PROPERTY, PLANT AND EQUIPMENT:

      Equipment                                                 243,000                    196,000

      Less: accumulated depreciation                           (102,000)                   (92,000)
                                                 ------------------------   ------------------------

         Net Property, Plant and Equipment                      141,000                    104,000
                                                 ------------------------   ------------------------


 OTHER ASSETS:

      Restricted deposits                                      1,745,000                          -

      Loan costs, net                                            410,000                    471,000

      Certificate of deposit                                      26,000                     26,000

      Note receivable                                             21,000                     21,000

      Other                                                       13,000                     13,000
                                                 ------------------------   ------------------------

         Total Other Assets                                    2,215,000                    531,000
                                                 ------------------------   ------------------------


 TOTAL ASSETS                                      $          36,705,000      $          36,169,000

                                                ========================   ========================




The accompanying notes to financial statements are an intregal part of this statement

                                  PANACO, INC.
              Condensed Balance Sheets (Successful Efforts Method)
                                   (Unaudited)
                                  (As Restated)



 LIABILITIES AND STOCKHOLDERS' EQUITY                                        As of                           As of
                                                                        March 31, 1996                 December 31, 1995
                                                                    -----------------------         ------------------------
 CURRENT LIABILITIES:
      Accounts payable                                               $            4,404,000          $             4,444,000


      Interest payable                                                              144,000                          161,000

      Current portion of long-term debt                                                   -                                -
                                                                    -----------------------         ------------------------

         Total Current Liabilities                                                4,548,000                        4,605,000
                                                                    -----------------------         ------------------------


 LONG-TERM DEBT                                                                                                  22,390,000
                                                                                 19,390,000
                                                                    -----------------------         ------------------------


 STOCKHOLDERS' EQUITY

      Preferred stock, ($.01 par value,
         1,000,000 shares authorized; no
         shares issued and outstanding)                                                  -                                -

      Common stock, ($.01 par value, 20,000,000 shares authorized and 12,345,361
         and 11,504,615 shares issued and outstanding, respectively)               123,000                          115,000
      Additional paid-in capital                                                23,090,000                       21,155,000

      Retained earnings (deficit)                                             (10,446,000)                     (12,096,000)

                                                                    -----------------------         ------------------------

         Total Stockholders' Equity                                             12,767,000                        9,174,000
                                                                    -----------------------         ------------------------









 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $          36,705,000           $          36,169,000
                                                                      ======================          ======================







The accompanying notes to financial statements are an intregal part of this statement

                                  PANACO, INC.
                Statements of Income (Successful Efforts Method)
                      For the Three Months Ended March 31,
                                   (Unaudited)
                                  (As Restated)



                                                            1996                     1995
                                                     -------------------      -------------------
 REVENUES
      Oil and natural gas sales                          $    8,345,000           $    5,476,000
      Futures contracts                                     (1,006,000)                        -

                                                     -------------------      -------------------
         Total                                                7,339,000                5,476,000
                                                     -------------------      -------------------

 COSTS AND EXPENSES
      General & administrative                                  185,000                  180,000
      Depletion, depreciation & amortization                  2,486,000                2,455,000

      Exploration expenses                                            -                        -

      Provision for losses and (gains) on
         disposition and write-downs of assets                        -                        -
      Lease operating                                         2,355,000                1,546,000
      Taxes                                                     211,000                  380,000
                                                     -------------------      -------------------
         Total                                                5,237,000                4,561,000
                                                     -------------------      -------------------

 NET OPERATING INCOME                                         2,102,000                  915,000
                                                     -------------------      -------------------

 OTHER INCOME (EXPENSE)
      Interest expense (net)                                  (452,000)                (289,000)
                                                     -------------------      -------------------


 NET INCOME BEFORE INCOME TAXES                               1,650,000                  626,000


 INCOME TAXES                                                         -                        -
                                                     -------------------      -------------------


 NET INCOME                                              $    1,650,000          $       626,000
                                                     ===================      ===================



 Net income per share                                    $         0.14          $          0.06
                                                     ===================      ===================










The accompanying notes to financial statements are an intregal part of this statement

                                  PANACO, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)
                                  (As Restated)


                                                                                             Amount ($)
                                        Number of                                  Additional            Retained
                                         Common                  Common              Paid-in             Earnings
                                         Shares                  Stock               Capital             (Deficit)
                                    -----------------      ------------------   -----------------    -----------------

 Balance, December 31, 1995               11,504,615           $     115,000        $ 21,155,000        $(12,096,000)

 Net income                                        -                      -                    -            1,650,000


 Common shares issued - warrants
 exercised and ESOP contributions            840,746                   8,000           1,935,000                    -


                                    -----------------      ------------------   -----------------    -----------------

 Balance, March 31, 1996                  12,345,361           $     123,000        $ 23,090,000        $(10,446,000)

                                    =================      ==================   =================    =================


















The accompanying notes to financial statements are an intregal part of this statement

                                  PANACO, INC.
                             Statement of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)
                                  (As Restated)

                                                                         1996                    1995
                                                                   -----------------       -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $   1,650,000           $     626,000
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depletion, depreciation and amortization                         2,425,000               2,380,000

         Amortization of loan costs                                          61,000                  75,000

         Changes in operating assets and liabilities:
             Certificates of Deposits - escrow                                    -                  22,000
             Accounts receivable                                          (893,000)                 270,000
             Prepaid expenses                                               282,000                  62,000

             Other assets                                                         -                   1,000

             Accounts payable                                                66,000               (130,000)


             Interest payable                                              (17,000)                (41,000)
                                                                   -----------------       -----------------
                         Net cash provided by operating activities        3,574,000               3,265,000
                                                                   -----------------       -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

         Sale of oil and gas properties                                           -                       -

         Capital expenditures and acquisitions                            (289,000)               (575,000)
         Purchase of other property and equipment                          (47,000)                 (2,000)
         Increase in restricted deposits                                (1,745,000)                       -

                                                                   -----------------       -----------------
                         Net cash used by investing activities          (2,081,000)               (577,000)
                                                                   -----------------       -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                                    (3,000,000)             (3,500,000)
         Issuance of common stock-exercise of warrants                    1,837,000               1,373,000
                                                                   -----------------       -----------------
             Net cash provided (used) by financing activities           (1,163,000)             (2,127,000)
                                                                   -----------------       -----------------

 NET INCREASE (DECREASE) IN CASH                                            330,000                 561,000

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,198,000               1,583,000
                                                                   -----------------       -----------------

 CASH AND CASH EQUIVALENTS AT MARCH 31,                               $   1,528,000           $   2,144,000
                                                                   =================       =================

      Supplemental  disclosures  of cash flow  information:  Cash paid for three months ended March 31:
                         Interest                                     $     469,000           $     329,000

      Disclosure of accounting policies:
        1.  For purposes of the statement of cash flows,  the Company  considers all highly liquid debt instruments  purchased with a maturity of six months or less to be cash equivalents.
        2.  24,220 Common Shares were issued related to the Company's ESOP in a non-cash transaction.



The accompanying notes to financial statements are an intregal part of this statement

                                                       PANACO, INC.
                                              NOTES TO FINANCIAL STATEMENTS
                                                      (As Restated)


     1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and changes in stockholders' equity and cash flows for the periods ended March 31, 1996 and 1995. Most adjustments made to the financial statements are of a normal, recurring nature. Other adjustments, if any, are discussed in later notes.

     2. Effective December 31, 1995, the Company changed its method of accounting for oil and gas operations from the full cost method to the successful efforts method. Management concluded that the successful efforts method will better enable investors and others to compare the Company to similar oil and gas companies, the majority of which follow the successful efforts method.

     Under the successful efforts method, lease acquisition costs are capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. The carrying amounts of proven and unproved properties are reviewed periodically on a property-by-property basis, based on future net cash flows determined by an independent engineering firm, with an impairment reserve provided as conditions warrant.

       The Company recognizes its ownership interest in oil and gas sales as revenue. It records revenues on an accrual basis, estimating volumes and prices for any months for which actual information is not available. If actual production sold differs from its allocable share of production in a given period, such differences would be recognized as deferred revenue or accounts receivable.

     Capital costs of oil and gas properties including the estimated costs to develop proved reserves and estimated future costs of capital expenditures and plugging offshore wells and removing structures, are amortized on the units of production method, using the ratio of current production to the calculated future production from the remaining proved oil and gas reserves.

     Reserve determinations are subject to revision due to inherent imprecisions in estimating reserves and are revised as additional information becomes available.

     3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     4. The net income per share for the three months ended March 31, 1996 and 1995 has been calculated on 12,068,412 and 11,167,237 fully diluted shares outstanding, respectively.

     5. The reserves presented in the following table are based upon reports of independent petroleum engineers and are estimates only and should not be construed as being exact amounts. All reserves presented are proved reserves that are defined as estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed and undeveloped reserves        Oil                  Gas
                                                (Bbls)               (Mcf)

December 31, 1995                              1,900,000           46,711,000
Purchase of minerals-in-place                        -0-                  -0-
Production                                      (95,000)          (2,318,000)
Sale of minerals-in-place                            -0-                  -0-
Revisions of previous estimates                      -0-                  -0-
Estimated reserves at March 31, 1996           1,805,000          44,393,000

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since March 31, 1996. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

     6. The Company's common stock is quoted on the National Market System of NASDAQ. The last trade on March 29 was at $3.75 per share.

     7. Generally accepted accounting principles require the Net Profits Interest, assigned to the Company's lenders in 1991, to be treated as a discount of the note payable, and the discount amortized over the life of the loan. This resulted in an effective interest rate on the note of 12.88%. This note was repaid with the proceeds of the July 1, 1994 financing discussed later.

     8. The Company is party to various escrow agreements which provide for monthly deposits into escrow accounts to satisfy future plugging and abandonment obligations. The terms of the agreements vary as to deposit amounts, based upon fixed monthly amounts or percentages of the properties' net income. With respect to plugging and abandoning operations, funds are partially or completely released upon the presentation by the Company to the escrow agent of evidence that the operation was conducted in compliance with applicable laws and regulations. These amounts are included on the financial statements as Restricted Deposits.

     9. At December 31, 1995 the Company had net operating loss carryforwards for federal income tax purposes of $15,765,000 which are available to offset future federal taxable income through the year 2010.

PART I
                                     Item 2.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  (As Restated)

General

         The oil and gas industry has experienced significant volatility in recent years because of the oversupply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets. These industry conditions should be considered when this analysis of the Company's operations is read. Accordingly, the energy market has been unsettled, making it difficult to predict future prices.


Liquidity and Capital Resources

         The price received for natural gas averaged $2.47 per Mcf and $17.01 per barrel for oil for the three month period ended March 31, 1996. Cash flow is currently being used to reduce liabilities, pay general and administrative overhead and drill and rework wells.

         At March 31, 1996, 75% of the Company's total assets were represented by oil and gas properties, net of depreciation, depletion and amortization.

         The Company borrowed $21,564,000 in 1991, collateralized by the West Delta offshore properties and its onshore properties. The lenders received a net profits interest (NPI) in the West Delta properties. During the three months ended March 31, 1996, payments with respect to this NPI averaged $53,000 per month. This NPI, originally valued at $1,801,572, was treated as a discount reducing the note payable and increasing the effective interest rate of the note to 12.888 % for periods prior to July 1, 1994 when this loan was repaid with the proceeds of the financing described below.

         Effective December 31, 1993 the Company entered into a Senior Second Mortgage Term Loan Agreement with a group of seven lenders represented by Kayne Anderson Investment Management, Inc. The loan agreement permitted the Company to borrow $5,000,000 to fund capital projects during 1994 and, at the discretion of the lenders, a second $5,000,000 which may be borrowed in connection with an acquisition. The $5,000,000 loaned to the Company under this loan agreement requires payments of interest only, 45 days after the end of each calendar quarter, at a rate of 12% per annum. The Company may deliver PIK (payment in kind) notes in satisfaction of up to $1,000,000 in interest obligations. The loan agreement contains certain financial covenants including restrictions on other indebtedness and payment of dividends. The note matures on December 31, 1999 and is secured by a second mortgage on most of the Company's existing offshore oil and gas properties. The lenders were issued 815,256 (816,256 after other adjustments) shares of common stock at an exercise price of $2.25 per share, anytime prior to December 31, 1998. In the three months ended March 31, 1996 all of these options were exercised.

         On July 1, 1994 the Company entered into a Credit Agreement with First Union National Bank of North Carolina, as the agent for Lenders Signatory thereto ("Primary Credit Facility"). Initially the only lender was First Union National Bank of North Carolina. Banque Paribas has become a 35% participant in this facility. The loan is a reducing revolver designed to provide the Company up to $30 million depending on the Company's borrowing base. The Company's borrowing base at March 31, 1996 was $19.5 million ($22 million at April 1, 1996). The principal amount of the loan is due July 1, 1998. However, at no time may the Company have outstanding borrowings under the Credit Agreement in excess of its borrowing base. Should the borrowing base ever be determined to be less than the outstanding principal owed under the Credit Agreement the Company must immediately pay that difference to the lenders. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Management feels that this loan arrangement greatly facilitates its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions.

         Pursuant to existing agreements the Company is required to deposit funds in escrow accounts to assure satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Commencing in January 1996 the Company deposits $25,000 per month in escrow until such time as $1,500,000 has been deposited, to satisfy such obligations with respect to the Bayou Sorrel Field. Each month $25,000 is deposited, until another $575,000 has been deposited, to satisfy such obligations with respect to a portion of its West Delta properties. Pursuant the Company's agreement to acquire the offshore properties of with Zapata Exploration Company, it agreed to escrow 80% of the net income from the East Breaks Fields until such time as the Minerals Management Service of the Department of the Interior, which has jurisdiction over oil and gas operations in the Outer Continental Shelf, has approved the transfer of East Breaks 109 and 110 to the Company, which approval is expected during third quarter 1996.

Under a swap agreement the Company has hedged the price of natural gas by selling the equivalent of 15,000 MMBTU per day for 1996 at fixed prices which range from $2.25 for January to $1.75 for July . If the closing price (settlement price) on NYMEX for natural gas futures is greater than the swap price for a given month the Company must pay that difference to the bank which effected the swap. If the settlement price is less than the swap price the bank must pay that difference to the Company. By entering into the swap in December 1995 the Company locked in the fixed prices on 15,000 MMBTU per day for each month in 1996. Because settlement prices have been above the fixed prices each month the Company has been required to pay the difference to the bank which effected the swap. Since the Company sells its natural gas on the spot market it realizes prices which approximate the settlement prices on NYMEX, less differences for transportation due to pipeline locations that are varying distances from Henry Hub, Louisiana which is the delivery point used for natural gas futures on NYMEX. Generally these differences are anticipatable and not significant. However, to the extent that these differences become significant the Company may realize more or less on its spot sales of gas than was anticipated and may be impacted beneficially or detrimentally by erratic fluctuations in the natural gas spot market or the futures market on NYMEX. Both such eventualities have occurred so far this year. These erratic fluctuations which have characterized the natural gas market in recent months have exposed the Company to market and credit risks. In those months in which the spot price is below the settlement price, the net amount realized by the Company on its total gas sales would be proportionately reduced by the swap agreements. At present natural gas futures on NYMEX for the remaining months of 1996 are all above the fixed prices under the swap agreement and the Company anticipates that this will result in its realizing less for its natural gas due to amounts required for payments to the bank under the swap agreement. Management entered into the swap agreement to assure the Company of not receiving less than the fixed prices established under the agreement for at least 15,000 MMBTU's of natural gas per day in 1996. This gave the Company assurance that it would be in a position to timely amortize its long-term debt. Long-term debt had increased with acquisitions of the Zapata offshore properties and Bayou Sorrel Field from Shell. Management has generally used hedge transactions to protect its cash flows when long-term debt has been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a swap contract relates. The Fair Value of these swap transactions at March 31, 1996 was ($3,200,000) due to the high natural gas futures market prices on that date.

         During 1995 the Company raised $3,173,000 in equity by virtue of the exercise of options and warrants. Through March 31, 1996 the Company had raised $1,837,000 in equity as a result of the exercise of warrants.

Results of Operations


         Oil and natural gas sales increased 53% for the first three months of 1996 primarily due to higher oil and natural gas prices. A futures contract loss of $1.0 million offset this increase, resulting in a 34% increase in total revenues.

         Natural gas prices averaged $2.47 per Mcf during the first three months of 1996 compared with $1.48 for the same period in 1995. Oil prices averaged $17.01 per barrel during the first three months in 1996 compared to $16.86 for the same period in 1995.

         Oil production increased to 95,000 barrels in the first three months in 1996 from 38,000 barrels in the same period in 1995. Natural gas production declined to 2,318,000 Mcf in the first three months in 1996 from 3,262,000 in the same period in 1995 primarily due to decline in production from four horizontal wells drilled in 1994.

         Futures contracts resulted in a loss of $1.0 million for the first three months in 1996. The Company entered into a natural gas swap agreement beginning January 1, 1996 for the delivery of 15,000 MMBTU of gas each day in 1996 with contract prices ranging from $1.7511 per MMBTU to $2.253 per MMBTU. Prior to this agreement, the Company had entered into a natural gas price floor contract that expired December, 1994 and a natural gas swap agreement that expired September, 1993.

         Lease operating expenses remained constant at 28% of oil and natural gas sales for the first three months of 1996 compared to the same period in 1995. The increase in the dollar amount of lease operating expenses is primarily due to the additional five offshore properties purchased from Zapata Exploration Company in July, 1995 and the Bayou Sorrel Field purchased from Shell Western E & P, Inc. in December, 1995.

         Taxes decreased to 2.5% of oil and natural gas sales in the first three months of 1996 from 6.9% of oil and natural gas sales for the same period in 1995. The decrease is due to the shift in the Company's production volumes from state locations subject to severance taxes to federal offshore waters that are not subject to such taxes.

         Interest expense (net) increased 56% for the first three months of 1996 compared to the same period in 1995 primarily due to the increase in debt incurred in December 1995 in connection with the purchase of the Bayou Sorrel Field from Shell Western E & P, Inc.

     The Company currently does not intend to pay dividends with respect to its Common Shares but rather intends to retain and reinvest its cash flow.

PART II.
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         A lawsuit has been filed against the Company seeking $700,000, relating to a gas gathering system in Oklahoma. The Company has filed a counter claim against the plaintiff alleging fraud, asking that the contract, which is the subject of the suit, be declared void. Management feels that the suit is without merit and can be disposed of for less than the amount claimed, although this amount cannot be reasonably estimated.

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         On April 24, 1996 the Company experienced a fire, caused by a service company, which has forced the shut down of Tank Battery #3 in the West Delta Field. There were no personnel injuries or environmental damage. It is estimated that the field will be shut-in until mid August while repairs are made.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     27   Financial Data Schedule

Reports

         On March 26, 1996 the Company filed a Current Report, Amendment Number 1 on Form 8-K/A describing its acquisition, on December 27, 1995, of the Bayou Sorrel Field in Iberville Parish, Louisiana from Shell Western E & P, Inc.


                                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PANACO, INC.


Date:    July 11, 1996                     /s/ Todd  R. Bart
                                           Todd R. Bart, Chief Financial Officer

                                  PANACO, Inc.
                               Index to Exhibits

Exhibit No.
- -------------


     27        Financial Data Schedule