Form 10-K/A
period 1995-12-31
PANACO INC
filed 1996-07-12
CIK 882074

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                   FORM 10-K/A
                               Amendment Number 1
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26662
                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)

                    Delaware                               43 - 1593374
(State or other jurisdiction of incorporation     (I.R.S. Employe Identification
 or organization)                                               Number)

1050 West Blue Ridge Boulevard, PANACO Building,
                  Kansas City, MO                         64145-1216
       (Address of principal executive offices)           (Zip Code)

      Registrant telephone number, including area code: (816) 942 - 6300

           Securities registered pursuant to Section 12(d) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______ .


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant    knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value if the voting stock held by non-affiliates of the registrant was approximately $54,010,954 as of July 11, 1996.

12,345,361 shares of the registrant Common Stock were outstanding as of July 11, 1996.

                       Documents Incorporated by Reference

                                      None

                                                     PART I

Item 1.  Business.

General

      PANACO, Inc. (the Company) is a Delaware corporation that was organized in October 1991. Effective September 1, 1992, Pan Petroleum MLP was merged into the Company. The Company is in the oil and gas business, acquiring, drilling and operating oil and gas properties.

      Between 1984 and 1988 a total of 114 limited partnerships were consolidated into the Company. From time to time the Company bought additional properties. With the acquisition of the West Delta properties in 1991 the Company shifted its emphasis offshore. Additional offshore properties were acquired in 1994 and 1995, and the Bayou Sorrel Field was acquired in 1995. In recent years the Company has been disposing of numerous onshore properties. These sales were part of management's plan to concentrate on more profitable properties in the Gulf of Mexico and to operate those properties. The Company plans to continue disposing of properties operated by others and to concentrate on properties it operates.

      The Company has fourteen full time employees, some of whom are officers. The Company utilizes an additional thirty contract personnel in the operation of the offshore and Bayou Sorrel properties, and uses numerous outside geologists, production engineers, reservoir engineers, seismologists, geophysicists and other professionals on a consulting basis.

      The Company's headquarters are located at 1050 West Blue Ridge Boulevard, PANACO Building, Kansas City, Missouri 64145-1216, and its telephone number is
(816) 942-6300, FAX (816) 942-6305. The Houston, Texas office is located at 1100 Louisiana, Suite 5110, Houston, Texas 77002-5220, telephone (713) 652-5110, FAX
(713) 651-0928.

Business Activities

      Production of Proved Reserves. The Company owns interests in approximately 574 wells located offshore Louisiana and Texas and onshore in Kansas, Louisiana, Oklahoma and Texas. As of December 31, 1995, these properties contained estimated Proved Reserves of approximately 1,900,000 Bbls of oil and condensate and approximately 46,711,000 Mcf of gas and the SEC 10 Value of such Proved Reserves was approximately $72,432,000. Approximately 20% of such Proved Reserves was attributable to oil and 80% to natural gas, based on six Mcf of gas being equivalent to one Bbl of oil. Information included herein with respect to Proved Reserves and the SEC 10 Value thereof, has been prepared by the Company, including adjustments calculated by the Company, based upon information contained in reserve reports prepared by professional reservoir engineering firms. See "Item 2. Properties - Significant Proved Properties."

      The Company expects to hold its producing properties until the economically recoverable reserves attributable thereto are depleted, although the Company may sell any of its properties if management believes that such sale would be in the Company's best interest.

      Well Operations. The Company operates approximately 250 wells and owns all or substantially all of the working interests in those wells. The Company's remaining 324 wells are operated by third party operators. The operator of an oil and gas property supervises production, maintains production records, employs field personnel, and performs other functions required in the production and administration of such property. The compensation paid to the operator for such services customarily varies from well to well, depending on the nature, depth, and location of the well being operated. Where wells are operated by the Company, it generally owns all of the working interests or a majority of the working interest in the leases. Therefore, its revenue and expense associated with portions of leases it operates for other working interest holders is not significant.

      Acquisition, Development, and Other Activities. The Company utilizes its capital budget for (a) reworks and recompletions of its existing wells, (b) the acquisition of interests in other producing properties and (c) the drilling of development and exploratory wells. In addition, the Company evaluates other opportunities that arise and may spend a portion of its capital budget on other types of oil and gas activities.

      Depending on the sales prices of oil and gas and its ability to finance such activities, the Company may also drill exploratory wells on properties it acquires. The Company does not currently have plans to drill exploratory wells during 1996 but will evaluate potential prospects to determine the economic benefit to the Company and may drill exploratory wells if the benefit to the Company is reasonable when measured against the risks involved. The Company owns approximately 10,180 gross onshore acres (1,685 net acres) that do not contain Proved Developed Reserves.

      The number and type of wells drilled by the Company will vary from period to period depending on the amount of the capital budget available for drilling, the cost of each well, the Company's commitment to participate in the wells drilled on properties operated by third parties (as described in "The Company Proposed Business activities"), the size of the fractional working interest acquired by the Company in each well, and the estimated recoverable reserves attributable to each well.

      The Company anticipates that the funds utilized by the Company for drilling in 1996 will be expended for drilling activities on onshore and offshore Louisiana properties; however, the Company may engage in drilling activities in any geographic area. The Company and its predecessors engaged in oil and gas exploration, development, and production in sixteen states since 1974 and have participated in drilling numerous oil and gas wells, most of which were completed as commercially productive wells. The Company currently operates 250 onshore and offshore wells. The Company believes that its management experience will enable it to effectively utilize relatively low-risk development drilling to increase its cash flow and reserves.

      Acquisitions of properties may include acquisitions of working interests, royalty interests, net profits interests, production payments, and other forms of direct or indirect ownership interest in oil and gas production. The Company may also acquire general or limited partner interest in general or limited partnerships and interest in joint ventures, corporations, or other entities that own, manage, or are formed to acquire, explore for, or develop oil and gas properties or conduct other activities associated with the ownership of oil and gas production. The Company may also acquire or participate in the expansion of natural gas processing plants and natural gas transportation or gathering systems. The Company currently anticipates that any properties it acquires through its acquisition program will consist of both Producing Properties and Unproved Properties or properties to which Proved Undeveloped Reserves are attributable in areas it believes have potential for successful development.

      The success of the Company's acquisitions will depend on (a) the Company's ability to establish accurately the volumes of reserves and rates of future production from producing properties being considered for acquisition and the future net revenues attributable to reserves from such properties, taking into account future operating costs, market prices for oil and gas, rates of inflation, risks attendant to production of oil and gas, and a suitable return on investment, and (b) the Company's ability to purchase properties and produce and market oil and gas therefrom at prices and rates that over time will generate cash flows resulting in an attractive return on the initial investment. The Company's cash flow and return on investment will vary to the extent that the Company's production from an acquired property is greater or less than that estimated at the time of acquisition because of, for example, the results of drilling or improved recovery programs, the demand for oil and gas, or changes in the prices of oil and gas from those used to calculate the purchase price for producing properties. The Company will evaluate any economically feasible project that would enhance the value of its properties. Such a project may involve both the acquisition of developed and undeveloped properties and the drilling of infield and water injection wells.

      The Company expects that its primary activities will continue to be concentrated onshore and offshore Louisiana. The Company can, if it so chooses, invest in any geographic area. Drilling on and production from offshore properties often involves higher costs than does drilling on and production from onshore properties, but the production achieved is much greater.

      The Company may also seek to acquire oil and gas companies through stock purchases, asset purchases, and purchases of interests in partnerships. The Company intends to pay for those acquisitions with its own securities, cash or any other property, or any combination of the foregoing. The consent of the Company's lenders may be required for such purchases.

      Marketing of Production. Production from the Company's properties is marketed consistently with industry practices, which include the sale of oil at the wellhead to third parties and the sale of gas to third parties at prices based on factors normally considered in the industry, such as the spot price for gas or the posted price for oil, and the quality of the oil and gas.

      The Company markets most of its oil production to Texaco, Vastar, Citgo, Conoco, Shell and Koch Industries, and is not dependent upon any single customer. Natural gas is mostly sold on the spot market. Offshore gas is sold on the spot market. There are numerous potential purchasers for offshore gas, including in one instance an affiliate of the pipeline on which some of the gas is transported. There are numerous gas purchasers doing business in the areas involved and natural gas brokers and clearing houses. Furthermore, the Company can contract to sell the gas directly to end users. For these reasons the Company is not dependent upon any one customer or group of customers for the purchase of natural gas.

      The Company from time to time has entered into swap transactions, in effect selling natural gas on the NYMEX, to assure future prices for natural gas and protect its ability to service long term debt. In 1994 the Company utilized natural gas floor price transactions to protect prices and suffered a small loss. No hedging transactions were entered into in 1995 as debt was reduced to such low levels management did not feel price protection was necessary. For 1996 the Company has entered into natural gas swap transactions at prices ranging from $1.7511 per MMBTU to $2.253 per MMBTU, for an average price of $1.876 per MMBTU on 15,000 MMBTU's per day.

      Insurance. The Company maintains insurance coverage as is customary for companies of a similar size engaged in operations similar to the Company's. The Company's insurance coverage includes comprehensive general liability insurance in the amount of $50,000,000 per occurrence for personal injury and property damage and cost of control and operators extra expense insurance generally up to $50,000,000 per occurrence. The Company maintains $38,000,000 in property insurance on its offshore properties.

Funding of Business Activities

      Cash Flow from Operations. Funding for the Company's activities is provided primarily by cash flow from operations; however, the Company may use its borrowing facilities described below and other sources.

Generally, cash flow from properties declines over time as production declines. The cash flow generated by the Company's activities, therefore, would decline in the absence of increases in the prices that the Company receives for oil and gas production or increases in the Company's production of oil and gas resulting from the development of its properties, the acquisition of additional producing properties, the successful implementation of improved recovery projects, or the acquisition and development of other oil and gas properties.

      Issuance of Additional Common Stock and Other Securities. The Company may issue additional shares of Common Stock or other securities for cash, to the extent that market and other conditions permit, and use the proceeds to fund its activities. Additional securities issued by the Company may be of a class preferred as to the Common Stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Board of Directors. The Certificate of Incorporation and By-laws of the Company generally do not require the Company to obtain the consent of stockholders for the issuance and sale of shares of Common Stock or other securities.

      Borrowings and Obligations. The Company is permitted to incur indebtedness for any Company purpose. It is currently expected that Company indebtedness will consist primarily of borrowings from commercial banks and credit corporations, the sale of debt instruments, and advances from oil, gas, pipeline and other companies.

      On July 1, 1994 the Company entered into a Credit Agreement with the First Union National Bank of North Carolina, as the agent for lenders signatory thereto ("Primary Credit Facility"). Initially the only lender was First Union National Bank of North Carolina. Banque Paribas has since become a 35% participant. The loan is a reducing revolver designed to provide the Company up to $30 million depending upon the Company's borrowing base, $22 million as of April 1, 1996. The principal amount of the loan is due July 1, 1998. However, at no time may the Company have outstanding borrowings under the Credit Agreement in excess of its borrowing base. Should the borrowing base ever be determined to be less than the outstanding principal owed under the Credit Agreement the Company must immediately pay that difference to the lenders. Interest on the loan is computed at base rate (the bank's prime rate) or at 1.00% to 1.75% over the applicable Libor rate on Eurodollar loans, presently less than the bank's prime rate. Eurodollar loans can be for terms of either one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Management feels that this loan arrangement greatly facilitates its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions.

      Effective December 31, 1993 the Company entered into a Senior Second Mortgage Term Loan Agreement with a group of seven lenders represented by Kayne Anderson Investment Management, Inc. The loan agreement permitted the Company to borrow $5,000,000 to fund capital projects in 1994. At the discretion of the lenders, a second $5,000,000 can be borrowed in connection with an acquisition. Funds loaned to the Company under this loan agreement require payments of interest only, 45 days after the end of each calendar quarter, at a rate of 12% per annum. The Company may deliver PIK (payment in kind) notes in satisfaction of up to $1,000,000 in interest obligations on any funds advanced. The loan agreement contains certain financial covenants including restrictions on other indebtedness and the payment of dividends. The note matures on December 31, 1999 and is secured by a second mortgage on a portion of the offshore oil and gas properties of the Company. The lenders were issued warrants to acquire 815,526 (816,526 after adjustment) shares of Common Stock at an exercise price of $2.25 per share, anytime prior to December 31, 1998. These warrants were all exercised early in 1996.

Competition, Markets, and Regulation

      Competition. There are a large number of companies and individuals engaged in the exploration for and development of oil and gas properties. Competition is particularly intense with respect to the acquisition of oil and gas producing properties. The Company encounters competition from various independent oil companies in raising capital and in acquiring producing properties. Many of the Company's competitors have financial resources and staffs considerably larger than the Company.

      Markets. The ability of the Company to produce and market oil and gas profitably depends on numerous factors beyond the control of the Company. The effect of these factors cannot be accurately predicted or anticipated. These factors include the availability of other domestic and foreign production, the marketing of competitive fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the availability of a ready market, the effect of federal and state regulation of production, refining, transportation, and sales of oil and gas, political instability or armed conflict in oil-producing regions, and general national and worldwide economic conditions. In recent years, worldwide oil production capacity and gas production capacity in the United States exceeded demand and resulted in a substantial decline in the price of oil and natural gas in the United States.

      Since early 1986, certain members of the Organization of Petroleum Exporting Countries ("OPEC") have, at various times, dramatically increased their production of oil, causing a significant decline in the price of oil in the world market. The Company cannot predict future levels of production by the OPEC nations, the prospects for war or peace in the Middle East, or the degree to which oil and gas prices will be affected, and it is possible that prices for any oil, natural gas liquids, or gas produced by the Company will be lower than those currently available.

      The demand for gas in the United States has fluctuated in recent years due to economic factors, a deliverability surplus, conservation and other factors. This lack of demand has resulted in increased competitive pressure on producers. However, environmental legislation is requiring certain markets to shift consumption from fuel oils to natural gas, thereby increasing demand for this cleaner burning fuel.

      In view of the many uncertainties affecting the supply and demand for oil, gas, and refined petroleum products, the Company is unable to predict future oil and gas prices. In order to minimize these uncertainties the Company hedges prices with futures contracts.

      Seasonality. Historically the nature of the demand for natural gas caused prices and demand to vary on a seasonal basis. Prices and production volumes were generally higher during the first and fourth quarters of each calendar year. For example, from a high of $1.78 per Mcf in January of 1991 the average price of the Company's natural gas reached a low of $1.09 in July and a new high of $1.95 in December, averaging $1.46 for the year. However, the substantial amount of gas storage becoming available in the U.S. is altering this seasonality. During 1993, 1994 and 1995 the Company's gas prices ranged from$2.78 to $1.64, $2.43 to $1.39 and $2.37 to $1.37, averaging $2.13, $1.88 and $1.58, respectively.

      Regulation. The production of oil and gas is subject to federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells on producing acreage, allowable rates of production, marketing of oil and gas, prevention of waste and pollution, and protection of the environment.

      Possible Legislation. Currently there are legislative proposals pertaining to the regulation and taxation of the oil and gas industry. Any of such proposals may directly or indirectly affect the activities of the Company. No prediction can be made as to what additional energy legislation may be proposed, if any, enacted into law or when any such bills, if enacted, would become effective.

      Regulation of the Environment. The exploration, development, production, and processing of oil and gas are subject to various federal and state laws and regulations to protect the environment. Various state and governmental agencies are considering, and some have adopted, other laws and regulations regarding environmental control that could adversely affect the business of the Company. These laws and regulations require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas, and impose substantial liabilities for pollution resulting from the operation of facilities owned by the Company. Compliance with such legislation and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of oil and gas development, production, and processing. The Company does not currently believe that compliance with federal, state, and local environmental regulations will have a material adverse effect upon the Company.

      Offshore Operations. Offshore operations of the Company are conducted on both federal and state lease blocks. In all offshore areas the more stringent regulation of the federal system, as implemented by the Mineral Management Service of the Department of the Interior are now applicable to state leases as well as federal leases.

      The Oil Pollution Act of 1990 requires operators of oil and gas leases on or near navigable waterways to provide $150 million in financial responsibility by the year 1995. Implementation of this legislation has been delayed. At present the financial responsibility requirement is $35 million and the Company is satisfying that requirement with an insurance policy. The cost of the additional insurance will be born by the Company.

Item 2.  Properties.

      The Company's properties consist of producing properties located offshore Louisiana and Texas and onshore in Kansas, Louisiana, Oklahoma and Texas.

      Significant Proved Properties. The following table sets forth certain information with respect to the Company's properties. Such properties account for 96% of the aggregate SEC 10 Value of the Company's properties as of December 31, 1995.

                                           SIGNIFICANT PROVED PROPERTIES
                                              As of December 31, 1995

                                                       Proved Reserves

                                                   Oil       Gas       SEC 10
     Property                   Area             (Bbls)     (Bcf)     Value(a)

WEST DELTA PROPERTIES      Offshore LA         448,000      26.2    $34,920,410
FORMER ZAPATA PROPERTIES   Offshore TX & LA    222,000      15.3    $23,896,874
BAYOU SORREL FIELD         Onshore LA          898,000        3.1   $10,517,826

(a)   Calculated in accordance with the rules and regulations of the SEC.

      West Delta Properties. These properties consist of 14,312 acres in Blocks 52-56 and Block 58 in the West Delta Area, Offshore Louisiana. The properties have 35 wells, five of which were recently drilled. In 1995 the Company spent $6.9 million on a drilling and recompletion program on these properties. The Company is the operator and owns 100% of the working interest, with a 87.5% net revenue interest, in the wells. Presently, most of the wells produce from depths ranging from 1,200 feet to 12,500 feet, from Miocene age deltaic deposits. Because of the existing surface structures and production equipment, additional wells can be added on the properties with lower completion costs.

      In recent years, major oil companies have been selling offshore properties to independent oil companies because these properties do not have the remaining reserve potential needed by a major oil company. Numerous independent oil companies have acquired these offshore properties and achieved significant success in further exploitation of these properties. Even though a property does not meet the criteria for further development by a major oil company, that does not mean it is lacking further exploitation potential. The majors are simply moving further offshore and to other countries where they can find and produce the super-fields that fit their criteria.

     The West Delta properties were acquired from Conoco, Inc., Atlantic Richfield Company (now Vastar Resources, Inc.), OXY USA, Inc. and Texaco Exploration and Production, Inc. in May 1991. During 1995 the properties had net production averaging approximately 20,643 Mcf of natural gas and 264 barrels of oil and condensate per day.

      During 1994 the Company farmed out the deep rights (below 11,300 feet) to an 1,800 acre parcel in Block 58 to Energy Development Corporation which drilled a successful well to 16,500 feet. Production commenced in April 1995. The Company retained a 12 1/2% overriding royalty interest in that acreage. The well produces 21,000 Mcf per day and 1,500 barrels of condensate per day. Energy Development Corporation has commenced drilling a second well.

      The main production facility on the West Delta properties is a four platform complex designated as Tank Battery #3. There are four ancillary platforms in the eastern portion of the properties connected to Tank Battery #3. Three wells are on one of these platforms. In the western portion there is one production platform designated as Platform "D" in Block 58, with three wells. The remaining 29 wells are located on satellite structures connected to Tank Battery #3 or one of its ancillary platforms. Eight wells produce oil and natural gas. The remaining wells produce natural gas.

      In connection with its acquisition of the West Delta offshore properties the Company has provided the sellers with a $4,700,000 plugging bond

      Former Zapata Properties. On July 12th, 1995, the Company entered into a Purchase and Sale Agreement with Zapata Exploration Company ("Zapata") to acquire all of Zapata's offshore oil and gas properties in the Gulf of Mexico. The properties consist of East Breaks Blocks 109 and 110, East Cameron Block 359, Eugene Island block 372, South Timbalier Block 185 and West Cameron Block 538, totaling 31,134 gross acres. The transaction was closed July 26, 1995. The Company took over as operator of the East Breaks and West Cameron properties effective at closing. The East Cameron property is operated by Anadarko Petroleum Corporation. The Eugene Island property is operated by UNOCAL and the South Timbalier property is operated by Louisiana Land & Exploration Company. Proved reserves at December 31, 1995 attributable to the oil and gas interests acquired, net to the Company's interest, were 222,000 Bbls and 15.3 Bcf of natural gas. Management has identified probable and possible reserves attributable to these properties. During 1995, subsequent to July 26th, the properties produced 20,000 barrels and 1.8 Bcf of natural gas, net to the Company's interest.

      In addition to the mineral interests acquired, the Company purchased a 100% interest in a 31 mile natural gas pipeline connecting the Company's East Breaks 110 platform to the High Island Offshore System ("HIOS") and a 22 mile oil pipeline which connects the East Breaks 110 platform with the High Island Pipeline System ("HIPS"). HIOS and HIPS are the primary natural gas and crude oil systems in that part of the Gulf of Mexico.

      The Company's East Breaks 110 platform has significant excess capacity for both crude oil and natural gas. Earlier in 1995, Zapata had entered into a Facilities Sharing Agreement with AGIP Petroleum Company, Inc. ("AGIP") under which AGIP will pay certain fees to the Company and split the cost of operating the East Breaks 110 platform with the Company, based upon each company's proportion of production. A portion, not to exceed $6 million, of the monies earned pursuant to this Facilities Sharing Agreement will be paid to Zapata by the Company.

      The purchase price for the assets acquired in this transaction was $2,748,000 in cash and the obligation to pay a production payment to Zapata based upon future production. The production payment is based upon production from the East Breaks 109 Field after production of 12 Bcfe gross (10 Bcfe net) measured from October 1, 1994. The Company will pay to Zapata $.4167 per Mcfe on the next 27 Bcfe produced, if that much is produced. Payments to Zapata on this production payment are to be made by the Company when it is paid for the oil or gas. Oil and gas reserves attributable to this production payment are not included in the reserves for the properties set forth herein.

      Bayou Sorrel Field. As of November 30, 1995, the Company entered into a Purchase and Sale Agreement with Shell Western E&P Inc. ("Shell") to acquire all of Shell's interest in the Bayou Sorrel Field in Iberville Parish, Louisiana. The transaction closed December 27, 1995 and PANACO took over as operator from Shell. Proved reserves attributable to the field at December 31, 1995 were 898,000 barrels and 3.1 Bcf of natural gas. In addition to the proven reserves management has identified significant probable and possible reserves attributable to this field. The purchase price of the field and a related receivable of $600,000 was $10,455,000, including a $205,000 brokers' fee. This amount was paid with funds borrowed using the Company's Primary Credit Facility. See "Funding of Business Activities - Borrowing and Obligations," herein.

      The Bayou Sorrel Field is located approximately 80 miles west of New Orleans in Township 10 South and Ranges 10 and 11 East, Iberville Parish, Louisiana. Cumulative production from the field as of April 30, 1995, was 35 million barrels of oil and condensate and 206 Bcf of gas.

      The field was discovered by Shell in August 1954 with the drilling of the Shell Schwing No. 1 which penetrated seven pay sands including the "D" sand reservoir, which is the major accumulation at Bayou Sorrel.
The initial production from the field began in 1955.

      Since completion of the discovery well, hydrocarbons have been encountered in 36 sands that include 48 separate reservoirs. Production has been established from 28 sands and 37 reservoirs. Productive sands range in depth from 7,000 feet to 11,100 feet ("W" through "L4" sands) and range in age from Lower Miocene to the Heterostegina zone of Upper Oligocene.

      The most recent well drilled in the field was a horizontal test, the Baist Cooperage State Unit No. 1-6 Sidetrack, which was successfully completed in the "D" Sand during July 1995. One well was drilled in 1994 (BCSU 1-8), one drilled in 1986, several were drilled in 1982. Most wells in this field were drilled in the 1950's and 1960's. There are 31 wells in the field at the present time and five salt-water disposal wells.

      The Company's current lease position in the field totals 2,120 (gross and net) acres from eight leases. The weighted-average royalty interest of the acreage is 14%. There are 13 active producing sand units in the field. There are currently three areas farmed out to others.


                                          PRO FORMA FINANCIAL INFORMATION

      On July 26, 1995, the Company completed the acquisition of five offshore producing properties from Zapata Exploration Company ("Zapata"). The purchase price for the Zapata properties and a related receivable of $174,000 ($84,000 at year end 1995) was $2,748,000 in cash and an obligation to pay a production payment to Zapata based on future production. On December 26, 1995, the Company completed the acquisition of the Bayou Sorrel Field in Iberville Parish, Louisiana from Shell Western E & P, Inc. The purchase price of Bayou Sorrel, $10,455,000 which included a related receivable of $600,000 and a broker's fee of $205,000, was paid using the Company's Primary Credit Facility.

      Effective December 31, 1995, the Company changed its method of accounting for oil and gas operations from the full cost method to the successful efforts method. The information provided below reflects this change and will not agree with previously reported financial information.

      The unaudited pro forma statement of income (operations) for the year ended December 31, 1995 assumes the Zapata and Bayou Sorrel acquisitions had been consummated January 1, 1995. The unaudited pro forma statement of income (operations) includes certain adjustments to give effect to the acquisitions of the oil and gas properties.

      The pro forma statement do not purport to be indicative of the results of the Company had these acquisitions occurred on the date assumed, nor is the pro forma statement necessarily indicative of the future results of the Company. The pro forma statement should be read together with the Financial Statements of the Company, including the notes thereto and included elsewhere in this Statement.

                                  PANACO, INC.
          Unaudited Pro Forma Combined Statement of Income (Operations)
                      For the Year Ended December 31, 1995

                                                                 Zapata          Bayou                         PANACO, Inc.
                                                PANACO, Inc.   Properties     Sorrel Field     Pro Forma        Pro Forma
                                               (As Restated)   1/1 - 7/26/95  1/1 - 12/26/95    Adjustments      Combined
                                               -----------------------------------------------------------------------------
REVENUES

     Oil and gas sales                           18,447,000       3,623,000      3,326,000               $       25,396,000
                                                                                                         -

     Futures contracts                                    -               -              -               -                -
                                               -------------  --------------  -------------  --------------    -------------

         Total                                   18,447,000       3,623,000      3,326,000               -       25,396,000
                                               -------------  --------------  -------------  --------------    -------------

COSTS AND EXPENSES

     Lease operating                              8,055,000       1,460,000        867,000         280,000 (a)   10,662,000

     Depreciation, depletion and amortization     8,064,000               -              -       1,812,000 (b)    9,876,000

     Exploration expenses                         8,112,000               -              -               -        8,112,000

     Provision for losses and (gains) on
         disposition and write-down of assets       751,000               -              -               -          751,000

     General and administrative                     690,000               -        297,000               -          987,000

     Production and ad valorem taxes              1,078,000               -              -               -        1,078,000
                                               -------------  --------------  -------------  --------------    -------------

         Total                                   26,750,000       1,460,000      1,164,000       2,092,000       31,466,000
                                               -------------  --------------  -------------  --------------    -------------


NET OPERATING INCOME (LOSS)                     (8,303,000)       2,163,000      2,162,000     (2,092,000)      (6,070,000)
                                               -------------  --------------  -------------  --------------    -------------

OTHER INCOME (EXPENSE)

     Interest income                                  5,000               -              -               -            5,000

     Interest expense                             (992,000)               -              -       (651,000) (c)  (1,643,000)
                                               -------------  --------------  -------------  --------------    -------------

         Total                                    (987,000)               -              -       (651,000)      (1,638,000)
                                               -------------  --------------  -------------  --------------    -------------


NET INCOME (LOSS) BEFORE INCOME TAXES           (9,290,000)       2,163,000      2,162,000     (2,743,000)      (7,708,000)


INCOME TAXES (BENEFIT)                                    -               -              -               -                -
                                               -------------  --------------  -------------  --------------    -------------


NET INCOME (LOSS)                               (9,290,000)       2,163,000      2,162,000     (2,743,000)      (7,708,000)
                                               =============  ==============  =============  ==============    =============

EARNINGS (LOSS) PER COMMON SHARE

     Primary
         Net earnings (loss)                         (0.81)                                                          (0.67)
                                               =============                                                   =============


     Assuming full dilution
         Net earnings (loss)                         (0.81)                                                          (0.67)
                                               =============                                                   =============

     Weighted average shares outstanding
         Primary
                                                 11,504,615                                                      11,504,615
                                               =============                                                   =============

         Assuming full dilution                  11,504,615                                                      11,504,615
                                               =============                                                   =============

              The accompanying notes to pro forma financial statements are an integral part of this statement
                                                            10

     NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME (OPERATIONS)


1.  Basis of Presentation

      The Unaudited Pro Forma Statement of Income (Operations) of PANACO, Inc. presents the combined effects of the acquisition of the Zapata properties and Bayou Sorrel Field as if the acquisitions had been consummated January 1, 1995.

2.  Pro Forma Entries

      (a) To record the estimated additional insurance expense.
      (b) To record the additional  depletion and  depreciation  expense for the increased property costs and production volumes (see Note 4 below).
      (c) To record  the  additional  interest  expense  for  increased  term of borrowing (see Note 5 below).

3.  Taxes

      No additional operating taxes are included for the Zapata properties as the production from these properties is from federal offshore waters and are not subject to severance taxes.

4.  Depletion, Depreciation & Amortization

      Additional depletion and depreciation expense is included to reflect the additional property costs and production volumes assuming the transaction was consummated January 1. The original purchase prices are used for the cost of the properties. The actual purchase prices of the properties were reduced by the net income of the properties from the effective dates of the purchases until the closing dates.

5.  Interest

      Additional interest expense is included as if the transactions had taken place January 1. It is assumed that the Zapata acquisition price was paid in cash and the Bayou Sorrel acquisition price was paid for using the Company's Primary Credit Facility. Interest is computed on the additional borrowings at the estimated rates in effect at January 1.


      Undeveloped Acreage and Unproved Properties. The Company holds interest in 10,180 gross onshore acres (1,685 net acres) of Undeveloped Acreage to which no Proved Developed Reserves have been assigned. The Company may undertake development activities on certain of this acreage, although it is not likely at this time.

      The Undeveloped Acreage and Unproved Properties consist of interests in undeveloped nonproducing oil and gas leases, undeveloped oil and gas leases held by production, and certain nonproducing royalty interests. The development potential of these leases varies greatly. The nonproducing royalty acreage consists of royalty and overriding royalty interests.

Oil and Gas Information.

     The following tables set forth selected oil and gas information for the Company. The Company's offshore and Bayou Sorrel reserve reports were prepared by Ryder Scott Company and the onshore reserve report was prepared by McCune Engineering. Future results may vary significantly from the amounts reflected in the information set forth herein because of normal production declines and future acquisitions.

      Estimated Proved Reserves. The following table sets forth information as of December 31, 1995 as to the estimated Proved Reserves attributable to the Company's properties.


                               PROVED RESERVES (a)
                             As of December 31, 1995

Oil and liquids (Bbls):
       Proved Developed Reserves .............................     1,794,000
       Proved Undeveloped Reserves ...........................       106,000
           Total Proved Reserves .............................     1,900,000

Natural gas (Mcf):
       Proved Developed Reserves .............................    40,323,000
       Proved Undeveloped Reserves ...........................     6,388,000
           Total Proved Reserves .............................    46,711,000

(a) Calculated in accordance with the rules and regulations of the SEC, based upon year end prices of $17.75 per barrel of oil and $2.24 per MMBTU of gas, adjusted for basis differentials, BTU content of gas and specific gravity of oil. The Company prepares a reserve report as of the end of each calendar year.

      Estimated Future Net Revenues from Proved Reserves. The following table sets forth information as of December 31, 1995 as to the estimated future net revenues (before deduction of income taxes) from the production and sale of the Proved Reserves attributable to the Company's properties.

                          ESTIMATED FUTURE NET REVENUES
                            FROM PROVED RESERVES (a)
                             As of December 31, 1995
                                              Proved                 Total
                                             Developed              Proved
                                             Reserves              Reserves
Estimated Future net revenues (b):
      1996 ...............................  $23,604,312            $23,534,097
      1997 ...............................   21,534,708             21,976,058
      1998 ...............................   16,618,831             18,861,208
      1999 ...............................    9,404,159             11,538,915
      Thereafter .........................   10,876,163             13,613,627
            Total ........................  $82,038,173            $89,523,905

Present value (10%) of estimated future net
revenues................................... $69,792,508            $72,432,426

(a) Calculated in accordance with the rules and regulations of the SEC, based upon year end prices of $17.75 per barrel of oil and $2.24 per MMBTU of offshore gas, adjusted for basis differentials, BTU content of gas and specific gravity of oil. The Company prepares a reserve report as of the end of each calendar year.

(b) Estimated future net revenues represent estimated future gross revenues from the production and sale of Proved Reserves, net of estimated operating costs, future development costs estimated to be required to achieve estimated future production and estimated future costs of plugging offshore wells and removing offshore structures.


      Production, Price, and Cost Data. The following table sets forth certain production, price, and cost data with respect to the Company's properties, for the three years ended December 31, 1995, 1994 and 1993.

                        PRODUCTION, PRICE, AND COST DATA
                        For the Years Ended December 31,

                                                 1995             1994              1993
Oil:
     Net Production (Bbls)(a).............      170,000          137,000           180,000
     Revenue..............................  $ 2,853,000      $ 2,103,000       $ 3,003,000
     Average net Bbls per day (a).........          466              375               493
     Average sales price per Bbl..........  $     16.78      $     15.35       $     16.69

Gas:
     Net production (Mcf)(a)..............    9,850,000        8,139,000         5,586,000
     Revenue..............................  $15,594,000      $15,264,000       $12,635,000
     Average net Mcf per day (a)..........       27,000           22,300            15,300
     Average sales price per Mcf.........   $      1.58      $      1.88       $      2.24
Total revenues............................  $18,447,000      $17,367,000       $15,638,000

Production costs:
     Production cost....................... $  8,055,000     $ 5,231,000       $ 5,297,000
     Equivalent Mcf(b).....................   10,870,000       8,961,500         6,666,000
     Production costs per Equivalent Mcf... $        .74     $       .58       $       .79

(a) Production information is net of all royalty interests, overriding royalty interest and the net profits interest in the West Delta properties owned by the Company's lenders under the EnCap Credit Facility.
(b) Oil production is converted to Equivalent Mcf at the rate of 6 Mcf per Bbl, representing the estimated relative energy content of natural gas to oil.

     Productive Wells. The following table sets forth the number of productive oil and gas wells, as of December 31, 1995, attributable to the Company's properties.

                               PRODUCTIVE WELLS(a)
                             As of December 31, 1995

                                                                       Company
Gross productive onshore wells(b):                                     Operated
       Oil.................................     245...................     83
       Gas.................................     246...................    110
          Total...................... .....     491...................    193

Net productive onshore wells(c):
       Oil.................................     111...................     56
       Gas.................................      91...................     83
          Total............................     202...................    139

Gross productive offshore wells(b):
       Oil.................................       8...................      8
       Gas.................................      75...................     49
          Total............................      83...................     57

Net productive offshore wells(c):
       Oil.................................       8...................      8
       Gas.................................      50...................     45
          Total............................      58...................     53

(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells and water disposal and injection wells. One or more completions in the same bore hole are counted as one well.
(b) A "gross well" is a well in which a working interest is owned. The number of gross wells represents the sum of the wells in which a working interest is owned.
(c) A "net well" is deemed to exist when the sum of the fractional working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests in gross wells.

     Acreage. The following table sets forth the developed, undeveloped, and royalty acreage, as of December 31, 1995, attributable to the Company's properties.

                                LEASEHOLD ACREAGE
                             As of December 31, 1995

Developed onshore acreage(a):
     Gross acres(b)........................................... 74,849
     Net acres(c)............................................. 14,656

Undeveloped onshore acreage(d):
     Gross acres(b)........................................... 10,180
     Net acres(c)............................................   1,685

Onshore royalty acreage(e).................................... 28,548

Developed offshore acreage:
     Gross acres(b)........................................... 44,699
     Net acres(c)............................................. 29,637

     (a) Developed acreage is acreage spaced for or assignable to productive wells.
     (b) A "gross acre" is an acre in which a working interest is owned. The number of gross acres represents the sum of the acres in which a working interest is owned.

     (c) A "net acre" is deemed to exist when the sum of the fractional working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests in gross acres.

     (d) Undeveloped acreage is oil and gas acreage on which wells have not been drilled or to which no Proved Reserves other than Proved Undeveloped Reserves have been attributed by independent petroleum engineers on the date of acquisition

     (e) Royalty acreage is acreage in which the Company has a royalty interest but no direct working interests.

     Drilling Activities. The following table sets forth the number of gross productive and dry wells in which the Company had an interest, that were drilled and completed during the five years ended December 31, 1995. Such information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs to the Company of dry wells.

                               DRILLING ACTIVITIES
                   For the five years Ended December 31, 1995

                Developmental Wells                 Exploratory Wells
            Completed           Dry          Completed             Dry
         Oil       Gas      Oil     Gas    Oil       Gas       Oil     Gas
1991      4         1        0       0      0         0         0       0
1992      0         0        1       0      0         0         0       0
1993      3         0        0       0      0         0         0       0
1994      5         4        0       0      0         1         0       0
1995      0         0        0       0      0         0         0       3
TOTAL    12         5        1       0      0         1         0       3


Item 3.  Legal Proceedings.

      The Company is presently a party to two legal proceedings, which it considers to be routine and in the ordinary course of its business. Management has no knowledge of any pending or threatened claims that could give rise to litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Description of Capital Stock.

      The authorized capital stock of the Company consists of 20,000,000 shares of Company Common Stock, par value $.01 per share, and 1,000,000 shares of preferred stock, par value $.01 per share. The following description of the capital stock of the Company does not purport to be complete or to give full effect to the provisions of statutory or common law and is subject in all respects to the applicable provisions of the Company's Certificate of Incorporation and the information herein is qualified in its entirety by this reference.

Company Common Stock

      The Company is authorized by its Certificate of Incorporation to issue 20,000,000 shares of Common Stock, of which 12,345,361 shares were issued and outstanding as of May 1, 1996 and are held by approximately 5,400 shareholders.

      The holders of shares of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. The Common Stock does not have cumulative voting rights, which means that the holders of a majority of the shares of Common Stock outstanding can elect all the directors if they choose to do so. In that event, the holders of the remaining shares will not be able to elect any directors.

      Each share of Common Stock is entitled to participate equally in dividends, as and when declared by the Board of Directors, and in the distribution of assets in the event of liquidation, subject in all cases to any prior rights of outstanding shares of preferred stock. The shares of Common Stock have no preemptive or conversion rights, redemption rights, or sinking fund provisions. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid, and nonassessable.

Warrants

      The Company has outstanding warrants to acquire 289,365 Common Shares at prices ranging from $2.00 to $2.375, of which 250,000 expire thirty days after the date of the Company's Form S-1/A Post Effective Amendment No. 8 and 39,365 expire December 31, 1997. These warrants contain limited provisions for adjustment of the number of shares in the event of a subdivision, combination or reclassification of Common Shares. They do not have any rights to demand registration or "piggy back" rights in the event of registration of Common Shares.

      In addition the Company's lenders, pursuant to the Senior Second Mortgage Term Loan, acquired 816,526 Common Shares upon the exercise of warrants which are restricted securities within the meaning of the Securities Act of 1933 and can only be sold pursuant to an exemption from registration or an offering which is the subject of an effective registration statement. The holders of these shares have demand registration rights and "piggy back" rights in the event the Company registers an offering of its Common Shares. See "Funding of Business Activities - Borrowing and Obligations," herein.

Preferred Stock

      Pursuant to the Company's Certificate of Incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock, and the Company's Board of Directors, by resolution, may establish one or more classes or series of preferred stock having the number of shares, designations, relative voting rights, dividend rates, liquidation and other rights preferences, and limitations that the Board of Directors fixes without any stockholder approval.

      A number of shares of Preferred Stock equal to one share for every one hundred Common Shares outstanding has been reserved for issuance pursuant to the Company's Shareholder Rights Plan, and designated as Series A Preferred Stock. No shares of this series A Preferred Stock have been issued or are outstanding. Other than the designation as Series A the Series A Preferred Stock has not had designations, preferences and rights established by the Board of Directors. See "Shareholder Rights Plan," below. The designations, preferences and rights will be established if and when any of this Series A Preferred stock is to be issued.

Transfer Agent

      The transfer agent, registrar and dividend disbursing agent for the Common Stock is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, New York 11204.

Market Prices

      The Company Common Stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "PANA". The following table sets forth, for the periods indicated, the high and low bid for the Common Stock.

                                         1994

         1st Quarter     2nd Quarter           3rd Quarter           4th Quarter
High        3 5/8           4 3/8                 4 5/8                 4 1/4
Low        2 9/16          2 15/16                3 1/2                 3 5/8

                                         1995

         1st Quarter     2nd Quarter           3rd Quarter           4th Quarter
High       4 5/16           4 7/8                5 5/16                   5
Low         3 5/8             4                   4 1/8                   4

                                         1996

         1st Quarter     2nd Quarter           3rd Quarter           4th Quarter
High          5
Low        3 7/16


Dividends

     Dividend History. The Company has not paid any cash dividends on the Company Common Stock.

      Dividend Restrictions. The Delaware General Corporation Law, to which the Company is subject, permits the Company to pay dividends only out of its capital surplus (the excess of net assets over the aggregate par value of all outstanding shares of capital stock) or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. The two credit facilities require the consent of the lenders to any dividends or distributions by the Company and to any purchases by the Company of shares of Common Stock.

      Dividend Policy. Subject to the restrictions in the preceding paragraph, the Company will pay dividends on the Company Common Stock if, as, and when declared by the Board of Directors. The Company retains its earnings and cash flow to finance the expansion and development of its business and currently does not intend to pay dividends on the Company Common Stock. The Company hopes, however, that the retention and reinvestment of funds that would otherwise be distributed will have the effect of increasing the financial strength of the Company and, therefore, increasing the market value of the Common stock. Any payments of dividends will depend on, among other factors, the earnings, cash flow, financial condition, and capital requirements of the Company.

Shareholder Rights Plan

      On August 2, 1995, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company to the stockholders of record on August 3, 1995, (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock (the "Preferred Stock"), or in some circumstances, Common Stock, other securities, cash or other assets as summarized below, at a price of $30.00 per share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer and Trust Company, as Rights Agent.

      The Shareholder Rights Plan was designed to reduce the likelihood of inadequate bids, partial bids, market accumulations and front-end loaded offers to acquire the Company's Common Shares, which are not in the best interest of all the Company's shareholders. The adoption of the Plan communicates the Company's intention to resist such actions as are not in the best interest of all shareholders, provides time for the Board of Directors to consider any offer and seek alternative transactions to maximize shareholder value. The Plan was adopted upon the advice of the Company's investment bankers in 1995 when there were numerous statements in the media that the Company might be the target of a takeover attempt, which never materialized.

      Until the earlier to occur of (i) the date of a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of the Common Stock or (ii) ten days following the commencement or announcement of an intention to make a tender offer or exchange offer that would result in a Person or group beneficially owning 20% or more of such outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Company's Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate. The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Company's Common Stock. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuance of the Company's Common Stock will contain a notation incorporating the Rights Agreement by Reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any of the Company's Common Stock certificates outstanding as of the Record, will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of the Company's Common Stock as of the close of business on the Distribution Date and such separate Rights Certificates alone will evidence the Rights.

      The Rights are not exercisable until the Distribution Date. The Rights will expire on August 4, 2005, unless earlier redeemed by the Company as described below.

      The Purchase Price payable, and the number of shares of Preferred Stock (or Common Stock, other securities, cash or other assets, as may be necessary) issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for shares of the Preferred Stock or convertible securities at less than the current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends out of earnings or retained earnings or dividends payable in the Preferred Stock) or of subscription rights or warrants) other than those referred to above).

      In the event that the Company were acquired in a merger or other business combination transaction of 50% or more of its assets or earning power were sold, proper provision shall be made so that each holder of a Right, other than of Rights that are or were beneficially owned by an Acquiring Person (which will thereafter be void) shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of Common Stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the outstanding shares of Common Stock, proper provision shall be made so that each holder of a Right, other than of Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of the Common Stock (or in certain other circumstances, assets or other securities) having a market value of two times the exercise price of the Right.

      With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares will be issued (other than fractional shares which are integral multiples of one one-hundredth of a share of Preferred Stock) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last Trading Date prior to the date of exercise.

      At any time prior to 5:00 P.M. Kansas City time on the tenth calendar day after the first date after the public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of the Common Stock of the Company (the "Shares Acquisition Date"), the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right (the "Redemption Price"). Following the Shares Acquisition Date, but prior to an event listed in Section 13(a) of the Rights Agreement, the Company may redeem the Rights in connection with any event specified in Section 13(a) in which all shareholders are treated alike and which does not include the Acquiring Person or his Affiliates or Associates. Thereafter, the Company's right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10% or less of the outstanding shares of Common Stock in a transaction or series of transactions not involving the Company. Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, the Company shall make announcement thereof, and upon such election, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

      Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

      The provisions of the Rights Agreement may be amended by the Board of Directors in order to cure any ambiguity or correct any defect or inconsistency, extend the Redemption Period and, prior to the Distribution Date, to make changes deemed to be in the best interests of the holders of the Rights or, after the Distribution Date, to make such other changes which do not adversely affect the interests of the holders of the Rights (excluding the interests of any Acquiring Person and its Affiliates and Associates).

      A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A dated August 21, 1995. A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is hereby incorporated herein by reference.

Certain Anti-takeover Provisions

      The provisions of the Company's Certificate of Incorporation and By-laws summarized in the following paragraphs may be deemed to have an anti-takeover effect and may delay, defer, or prevent a tender offer or takeover attempt that a stockholder might consider to be in that stockholder's best interests, including attempts that might result in a premium over the market price for the shares held by stockholders. In addition, certain provisions of Delaware law and the Company's Long-term Incentive Plan may be deemed to have a similar effect.

      Certificate of Incorporation and By-laws. The Board of Directors of the Company is divided into three classes. The term of office of one class of directors expires at each annual meeting of stockholders, when their successors are elected and qualified. Directors are elected for three-year terms. Stockholders may remove a director only for cause. In general, the Board of Directors, not the Company's stockholders, has the right to appoint persons to fill vacancies on the Board of Directors.

      Pursuant to the Company's Certificate of Incorporation, the Company's Board of Directors, by resolution, may establish one or more classes or series of preferred stock having the number of shares, designation, relative voting rights, dividend rates, liquidation and other rights, preferences, and limitations that the Board of Directors fixes without any stockholder approval. Any rights, preferences, privileges, and limitations that are established could have the effect of impeding or discouraging the acquisition of control of the Company.

      The Company's Certificate of Incorporation contains a "fair price" provision that requires the affirmative vote of the holders of at least 80% of the voting stock of the Company and the affirmative vote of at least two-thirds of the voting stock of the Company not owned, directly or indirectly, by the Related Person (hereafter defined) to approve any merger, consolidation, sale or lease of all or substantially all of the assets of the Company, or certain other transactions involving any Related Person. For purposes of the fair price provision, a "Related Person" is any person beneficially owning 10% or more of the voting stock of the Company who is a party to the Transaction at issue, a director who is also an officer of the Company and is a party to the Transaction at issue, an affiliate of either such person, and certain transferees of those persons. The voting requirement is not applicable to certain transactions, including those that are approved by the Company's Continuing Directors (as defined in the Certificate of Incorporation) or that meet certain "fair price" criteria contained in the Certificate of Incorporation.

      The Company's Certificate of Incorporation further provides that stockholders may act only at annual or special meeting of stockholders and not by written consent, that special meetings of stockholders may be called only by the Board of Directors, and that only business proposed by the Board of Directors may be considered at special meetings of stockholders.

      The Company's Certificate of Incorporation also provides that the only business (including election of directors) that may be considered at an annual meeting of stockholders, in addition to business proposed (or persons nominated to be directors) by the directors of the Company, is business proposed (or persons nominated to be directors) by stockholders who comply with the notice and disclosure requirements of the Certificate of Incorporation. In general, the Certificate of Incorporation requires that a stockholder give the Company notice of proposed business or nominations no later than 60 days before the annual meeting of stockholders (meaning the date on which the meeting is first scheduled and not postponements or adjournments thereof) or (if later) 10 days after the first public notice of the annual meeting is sent to common stockholders. In general, the notice must also contain information about the stockholder proposing the business or nomination, his interest in the business, and (with respect to nominations for director) information about the nominee of the nature ordinarily required to be disclosed in public proxy solicitations.

The stockholder must also submit a notarized letter from each of his nominees stating the nominee's acceptance of the nomination and indicating the nominee's intention to serve as director if elected.

      The Certificate of Incorporation also restricts the ability of stockholders to interfere with the powers of the Board of Directors in certain specified ways, including the constitution and composition of committees and the election and removal of officers.

      The Certificate of Incorporation provides that approval by the holders of at least two-thirds of the outstanding voting stock is required to amend the provisions of the Certificate of Incorporation discussed in the preceding paragraphs and certain other provisions, except that approval by the holders of at least 80% of the outstanding voting stock of the Company, together with approval by the holders of at least two-thirds of the outstanding voting stock not owned, directly or indirectly, by the Related Person, is required to amend the fair price provisions and except that approval of the holders of at least 80% of the outstanding voting stock is required to amend the provisions prohibiting stockholders from acting by written consent.

      Delaware Anti-takeover Statute. The Company is a Delaware corporation and is subject to Section 203 of the Delaware General Corporation Law. In general,
Section 203 prevents an "interested stockholder" (defined generally as a person owning 15% or more of the Company's outstanding voting stock) from engaging in a "business combination" (as defined in Section 203) with the Company for three years following the date that person became an interested stockholder unless (a) before that person became an interested stockholder, the Board of Directors of the Company approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination, (b) upon consummation of the transaction that resulted in the interested stockholder's becoming an interested stockholder, the interested stockholder owns at least 85% of the voting stock of the Company outstanding at the time the transaction commenced (excluding stock held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer), or (c) following the transaction in which that person became an interested stockholder, the business combination is approved by the Board of Directors of the Company and authorized at a meeting of stockholders by the affirmative vote of the holders of at least two-thirds of the outstanding voting stock of the Company not owned by the interested stockholder.

      Under Section 203, these restrictions also do not apply to certain business combinations proposed by an interested stockholder following the announcement or notification of one of certain extraordinary transactions involving the Company and a person who was not an interested stockholder during the previous three years or who became an interested stockholder with the approval of a majority of the Company's directors, if that extraordinary transaction is approved or not opposed by a majority of the directors who were directors before any person became an interested stockholder in the previous three years or who were recommended for election or elected to succeed such directors by a majority of such directors then in office.

      Long-term Incentive Plan. Awards granted pursuant to the Company's Long-term Incentive Plan may provide that, upon a change in control of the Company, (a) each holder of an option will be granted a corresponding stock appreciation right, (b) all outstanding stock appreciation rights and stock options become immediately and fully vested and exercisable in full, and (c) the restriction period on any restricted stock award shall be accelerated and the restrictions shall expire.

      Debt. Certain provisions in the Primary and Secondary Loans may also impede a change in control, in that they provide that the loans become due if there is a change in the management of the Company or a merger with another company.

Item 6.  Selected Financial Data.

      Selected financial data for the five years 1991 through 1995 is presented below. Effective December 31, 1995, the Company changed its method of accounting for oil and gas operations from the full cost method to the successful efforts method. The information provided below reflects this change and will not agree with previously reported financial information. This data also reflects a retroactive restatement for all periods presented to reflect the merging of Pan Petroleum MLP into the Company effective September 1, 1992. The information also reflects the acquisition of the West Delta offshore properties as of May 28, 1991, accounted for utilizing the "purchase" method.

Summary of Operations:

                                                            For the year ended December 31,
                                                                   (As Restated)

                                          1995            1994           1993           1992            1991

Oil and Gas revenue                     $18,447,000    $17,367,000     $15,638,000    $14,436,000     $8,017,000
Futures contracts                          -              (29,000)     (3,033,000)    (1,101,000)        132,000
Total revenue                            18,447,000     17,338,000      12,605,000     13,335,000      8,149,000
Depreciation, depletion
  & amortization                          8,064,000      6,038,000       4,288,000      4,245,000      3,305,000
Lease operating expense                   8,055,000      5,231,000       5,297,000      5,762,000      3,728,000
Exploration expenses                      8,112,000       -               -              -              -
Production and
  ad valorem taxes                        1,078,000      1,006,000         754,000        867,000        635,000
Provision for losses and (gains)
  on disposition and write-downs
  of assets                                 751,000      1,202,000       3,824,000       -              (91,000)
Net operating income (loss)             (8,303,000)      3,274,000     (2,100,000)      1,922,000        128,000
Interest (net) and other
  expenses                                  987,000      1,623,000       1,886,000      2,323,000      1,597,000
Net income (loss)                       (9,290,000)      1,115,000     (3,986,000)      (401,000)    (1,469,000)
Net income (loss) per
  common share                               (0.81)           0.11          (0.53)         (0.05)         (0.23)

Summary Balance Sheet Data:

Total assets                            $36,169,000    $29,095,000     $24,432,000    $31,085,000   $  3,827,000
Long-term debt                           22,390,000     12,500,000      12,465,000     15,380,000     18,945,000
Stockholders' equity                      9,174,000     14,882,000       8,744,000     11,700,000     10,889,000
Cash dividends declared
  per common share                             0.00           0.00            0.00           0.00           0.03

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the years ended December 31, 1991 - December 31, 1995

General

      "Oil and Gas Revenue" has varied due to several factors. The prices of oil and gas have fluctuated widely during the years shown. Oil prices are influenced by world political events as well as decisions made by OPEC regarding the production quotas of its members. Prices are further influenced by world economic conditions which affect industrial output and the need for oil. In 1995 the Company sold 170,000 barrels for an average of $16.78 per barrel accounting for 15% of oil and gas revenue. The Bayou Sorrel acquisition in December should substantially increase oil production. In 1994 oil was 12% of such revenue with 137,000 barrels at an average price of $15.35. In 1993 oil was 19% of such revenue with 180,000 barrel at an average price of $16.69. In 1992 oil was 25% of such revenue with 174,000 barrels at an average price of $19.41. In 1991 the Company sold 129,000 barrels of oil for an average price of $19.68 per barrel; accounting for 29% of its oil and gas revenue.

      The acquisition of the Bayou Sorrel Field increased the percentage of the Company's reserves attributable to oil from 12% to 20% and one could anticipate that there will be a corresponding increase in the percentage of Oil and Gas Revenue attributable to oil. The Company plans up to $4 million in capital expenditures on the field during 1996 which will be funded with cash from operations.

      A large part of the changes affecting most operating accounts in 1992 was due to West Delta being operated for twelve months compared with only seven months in 1991.

      The average natural gas price received by the Company has fluctuated but generally followed the trend of national gas prices. By 1995, gas revenue contributed 85% of revenue compared with 46% in 1990. While 1995 saw a production increase of 21%, the drop in natural gas prices to $1.58 offset most of the benefit. Part of the increase was due to the Zapata acquisition. By drilling four horizontal wells and recompleting eight existing wells, the Company increased production by 34% in 1994. With the West Delta acquisition gas production increased in 1992, 1993 and 1994 to 5,811,000, 5,586,000 and
8,139,000 Mcf, which sold for an average price of $1.81, $2.24 and $1.88 per Mcf. In 1991 the Company sold 3,714,000 Mcf for an average price of $1.46.

      "Futures contracts" were swap transactions on the natural gas futures market on NYMEX. They resulted in significant losses during 1992 and 1993 which had the effect of lowering the price received by the Company for natural gas.

      "Total revenue" increased in 1995 due to the production increase even though natural gas prices were lower, averaging $1.58. The revenue increase of 38% in 1994 was a result of the increased production, management's change from futures contracts to floor contracts to protect gas prices and the adverse affect of the mezzanine financing being prepaid in 1994. The 5% decrease in 1993 was the result of additional losses on futures contracts. The acquisition and development of the West Delta properties and a $.35 per Mcf increase in the average natural gas price contributed to the 64% increase in revenues in 1992.

      The "depreciation, depletion and amortization" increase in 1995 was primarily the result of the acquisition of the Zapata properties for $2,748,000, $1.5 million in capitalized costs on existing properties and the increase in production bringing about an increase in the rate of depletion. The increase in 1994 is due to the 1994 drilling and rework program increasing capitalized cost and the 34% increase in production. The expense for 1993 remained relatively constant over 1992 with only a slight decrease due to lower production.

      "Lease operating expense" increased  significantly  during 1995 because of
(1) $1,008,000 related to the acquisition of the Zapata properties in July which added interests on six offshore platforms and 44 wells, (2)

$1,105,000 related to additional operating expenses on the West Delta properties to maintain production from some of the more rapidly declining wells, and (3) $711,000 related to expensing of some items which might otherwise have been capitalized. Such expenses rose from $.58 per Mcfe in 1994 to $.74 per Mcfe in 1995, after having been $.84, $.84, and $.79 per Mcfe in 1991, 1992, and 1993, respectively.

      The 1995 "exploration expense" consisted of dry hole exploratory costs of $796,000 on Eugene Island Block 50, $1,378,000 on South Timbalier Block 33 and $5,938,000 on West Delta Block 54. The Company currently plans no further exploratory activity in these blocks.

      "Production and ad valorem taxes" increased 33% in 1994 due to increased production from four horizontal wells drilled in state waters in the West Delta properties in 1994.

      "Net operating income (loss)" for 1995 would have been $560,000 were it not for the $8,112,000 exploratory expenses and $751,000 property write-down. The increased production in 1994, along with $2.6 million lower asset write-downs brought about the large increase in 1994. The operating income for 1993 decreased due to lower production, and an asset write-down of $3.8 million. Net operating income increased from 1991 to 1992 primarily due to the realization of the benefit of a large number of expenses incurred in 1991 and again the ownership of the West Delta properties for a full twelve months.

      The lower levels of long term debt that prevailed throughout most of 1995 resulted in a decrease in "interest expense." Long term debt increased during 1995 to fund the acquisitions of the Zapata properties in July and more importantly the acquisition of the Bayou Sorrel Field in late December. The decreases of 19% in 1993 and 13% in 1994 were due to the significant decrease in long term debt and the refinancing of such debt on July 1, 1994 at lower interest rates. Interest expense increased significantly in 1992 because of the debt incurred to acquire the West Delta properties being in place a full twelve months.

      The net loss in 1995 is primarily due to $8,112,000 in unsuccessful exploration expenses and the increase in lease operating expenses, partially offset by a 39% decrease in interest and other expenses. The net income in 1994 is due to the drilling and rework program, the lack of a futures contract losses and the long term debt being refinanced. The net losses in 1992 and 1993 were primarily due to futures contract losses of $1,101,000 and $3,033,000, respectively, which were only partially offset by increases in natural gas prices. The net loss in 1991 is due to additional interest expense and increased lease operating expense.

      "Net income (loss) per common share" is based upon the weighted average number of shares outstanding of 11,504,615 for 1995, 10,039,042 for 1994, 7,583,761 for 1993, 7,314,041 for 1992, and 6,399,338 for 1991.

      The Company currently does not intend to pay dividends with respect to the Common Stock but rather intends to retain and reinvest its cash flow. The Board of Directors of the Company will reexamine the Company's dividend policy from time to time. The terms of the Primary and Secondary Loans require Lender consent to the payment of dividends or any purchase of Common Shares by the Company.

Liquidity and Capital Resources

      Cash flow from operations is used to reduce long term debt, drill developmental wells and rework wells on the Company's properties.

      On July 1, 1994 the Company entered into a Credit Agreement with the First Union National Bank of North Carolina, as the agent for Lenders Signatory thereto ("Primary Credit Facility"). Initially the only lender was First Union National Bank of North Carolina. The loan is a reducing revolver designed to provide the Company up to $30 million depending upon the Company's borrowing base. The principal amount of the loan is due July 1, 1998. However, at no time may the Company have outstanding borrowings under the Credit Agreement in excess of its borrowing base. Should the borrowing base ever be determined to be less than the outstanding principal owed under the Credit Agreement the Company must immediately pay that difference to the Lenders. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable Libor rate on Eurodollar loans. Eurodollar loans can be for terms of either one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Management feels that this new loan arrangement greatly facilitates its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions.

      During the years 1991 through 1994 the Company's only capital commitment was for monthly payments of $14,500 on the 1992 purchase of a natural gas compressor, which was paid in full in December 1994. All other capital expenditures have been committed for only after assurance that funding was available. Cash flow from operations has always exceeded principal and interest payments and provided funding for capital expenditures. During 1995 the cash flow from operations was $9,300,000.

      Pursuant to existing agreements the Company is required to deposit funds in escrow accounts to assure satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Commencing in January 1996 the Company deposits $25,000 per month into escrow, until such time as $1,500,000 has been deposited, to satisfy such obligations with respect to Bayou Sorrel Field. Each month $25,000 is deposited, until another $575,000 has been deposited, to satisfy such obligations with respect to a portion of its West Delta properties. Pursuant to the Company's agreement to acquire the offshore properties of Zapata Exploration Company, it agreed to escrow 80% of the net income from the East Breaks Field until such time as the Minerals Management Service of the Department of Interior, which has jurisdiction over oil and gas operations in the Outer Continental Shelf, has approved the transfer of East Breaks Blocks 109 and 110 to the Company, which approval is expected during third quarter 1996.

      Under a swap agreement the Company has hedged the price of natural gas by selling the equivalent of 15,000 MMBTU per day for 1996 at fixed prices which ranged from $2.25 for December to $1.75 for July. If the closing price (settlement price) on NYMEX for natural gas futures is greater than the swap price for a given month the Company must pay that difference to the bank which effected the swap. If the settlement price is less the swap price the bank must pay that difference to the Company. By entering into the swap in December 1995 the Company locked in the fixed prices on 15,000 MMBTU per day for each month in 1996. Because settlement prices have been above the fixed prices each month the Company has been required to pay the difference to the bank which effected the swap. Since the Company sells its natural gas on the spot market it realizes prices which approximate the settlement prices on NYMEX, less differences for transportation due to pipeline locations that are varying distances from Henry Hub, Louisiana which is the delivery point used for natural gas futures on NYMEX. Generally these differences are anticipatable and not significant. However, to the extent that these difference become significant the Company may realize more or less on its spot sales of gas than was anticipated and may be impacted beneficially or detrimentally by erratic fluctuations in the natural gas spot market or the futures market on NYMEX. Both such eventualities have occurred so far this year. These erratic fluctuations which have characterized the natural gas market in recent months have exposed the Company to market and credit risks. In those months in which the spot price is below the settlement price, the net amount realized by the Company on its total gas sales would be proportionately reduced by the swap agreements. At present natural gas futures prices on NYMEX for the remaining months of 1996 are all above the fixed prices under the swap agreement and the Company anticipates that this will result in its realizing less for its natural gas due to amounts required for payments to the bank under the swap agreement. Management entered into the swap agreement to assure the Company of not receiving less than the fixed prices established under the agreement for at least 15,000 MMBTU's of gas a day during 1996. This gave the Company assurance that it would be in a position to timely amortize its long-term debt. Long-term debt had increased in connection with acquisitions of the Zapata offshore properties and the Bayou Sorrel Field from Shell. Management has generally used hedge transactions to protect its cash flows when long-term debt has been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gain or losses on swap transactions are recognized in the production month to which a swap contract relates. The Fair Value of these swap transactions at December 31, 1995 was ($2,000,000), due to the high natural gas futures market prices on that date.

Capital Spending

      In 1995 the Company spent $8,112,000 on exploratory drilling which did not result in a discovery and $1,497,000 on developmental costs. During 1994 it recompleted eight offshore wells and drilled four offshore horizontal wells. During that year over $11,749,000 was spent on offshore recompletions and the drilling of horizontal wells.

      All four horizontal wells and all eight recompletions in 1994 were successful and offshore natural gas production increased significantly. During the last part of 1993 the Company raised $1,163,000 in equity primarily by virtue of options and warrants being exercised. During 1994 the Company raised $5,023,000 in equity primarily as the result of such exercises of options and warrants. Likewise most of the $3,173,000 of equity proceeds in 1995 was from the exercise of options and warrants. As explained under "Business Funding of Business Activities.", the Company procured a Secondary Loan at year-end 1993. The Company utilized $5,000,000 of these funds, along with equity proceeds and cash flow from operations described above, to drill the wells and do the recompletions in 1994 and 1995. Another $5,000,000 is presently available under the secondary facility. Repayment is due December 31, 1999.

Item 8.  Financial Statement and Supplementary Data.

      The financial statements are included herein beginning at page F-1. The table of contents at the front of the financial statements lists the financial statements and schedules included therein.

Item 9. Changes in and disagreements with Accountants on accounting and Financial Disclosure.

      None.

                                                     Part III

Item 10.  Directors and Executive Officers of the Registrant.

      The Company has a classified Board of Directors. Directors are elected to serve for three-year terms and until their successors are elected and qualified. One-third of the directors stand for election each year as their terms expire. The Board of Directors consists of three employees of the Company and five independent directors.

      Officers are elected by and serve at the discretion of the Board of Directors.

      Set forth below are the names, ages, and positions of the persons who are executive officers and directors of the Company.

                                Director
          Name             Age    Since           Position

H. James Maxwell ......... 51     1992  Chairman of the Board, President,
                                        Chief Executive Officer, and Director(a)
Bob F. Mallory ............64     1992  Chief Operating Officer,  Executive Vice
                                        President and Director(a)
Larry M. Wright ...........51     1992  Executive Vice President and
                                        Director(b)
Robert G. Wonish ..........42      ---  Vice President

William J. Doyle ..........44      ---  Vice President

Todd R. Bart ..............31      ---  Chief Financial Officer, Secretary and
                                        Treasurer

A. Theodore Stautberg, Jr. 49     1993  Director(c)-Compensation Committee

Donald W. Chesser .........56     1992  Director(a)-Audit and Compensation
                                        Committees
Allen H. Sweeney ..........49     1993  Director(c)-Audit Committee

James B. Kreamer ......... 56     1993  Director(c)

N. Lynne Sieverling .......58     1992  Director(b)-Audit and Compensation
                                        Committees

(a) These persons are designated as Class III directors, with their term of office expiring at the annual meeting of stockholders in 1998.
(b) These persons are designated as Class II directors, with their term of office expiring at the annual meeting of stockholders in 1997.
(c) These persons are designated as Class I directors, with their term of office expiring at the annual meeting of stockholders in 1996.

      Set forth below are descriptions of the principal occupations, during at least the past five years, of the directors and executive officers of the Company.

      H. James Maxwell received a B.A. degree in Economics from the University of Missouri-Kansas City and received his Law Degree from that same University in 1972. Mr. Maxwell practiced securities law from 1972 to 1984, and was a frequent author and speaker on oil and gas tax and securities law. He served as a General Partner of Castle Royalty Limited Partnership from 1984 to 1988, Managing General Partner of PAN from 1987 to 1992 and President, CEO and Chairman of the Company from 1992 to date. He is a member of the Executive Committee.

     Bob F. Mallory received his PhD in Geology from the University of Missouri in 1968 and a B.A. in Geology from the University of Wichita in 1961. He began consulting in the oil industry in 1980. He served as a

General Partner of Castle Royalty Limited Partnership from 1984 to 1988, as a General Partner of PAN from 1987 to 1992 and Executive Vice President and Chief Operating Officer of the Company from 1992 to date.
He is a member of the Executive Committee.

      Larry M. Wright received his B.S. Degree in Engineering from the University of Oklahoma in 1966. From 1966 to 1976 he was with Union Oil Company of California. From 1976 to 1980 he was with Texas International Petroleum Corporation, ultimately as division operations manager. From 1980 to 1981 he was with what is now Transamerica Natural Gas Company as Vice President-Exploration and Production. From 1981-1982 he was Senior Vice President of Operations for Texas International, and from 1983 to 1985 he was Executive Vice President of Funk Fuels Corp., a subsidiary of Funk Exploration. From 1985 to 1993 Mr. Wright was an independent consultant. From 1993 to date he has served as Executive Vice President of the Company.

      Robert G. Wonish received his B.S. in Mechanical Engineering in 1975 from the University of Missouri-Rolla. He was a production engineer with Amoco form 1975 to 1977, Napeco, Inc. from 1977 to 1979; Division Operation Engineer with Texas International from 1979 to 1980; Production Manager with Cliffs Drilling Company from 1980 to 1984 and District Superintendent with Ladd Petroleum Corporation form 1985 to 1991. He then worked as a consultant, starting with the Company in 1992 and became an employee in 1993.

      William J. Doyle received his Masters in Geology in 1975 from Texas A&M University and his B.S. in Earth Sciences from the University of New Orleans in 1973. From 1975 to 1978 he was a geologist with Mobil Oil focusing on offshore Gulf of Mexico projects. From 1978 to the present he has worked as an employee and consultant for various oil and gas exploration companies operating in the Gulf Coast.

      Todd R. Bart received his B.A. in Accounting from Abilene Christian University in 1987. He worked in the energy industry with Pennzoil Company from 1987 to 1990 and the public accounting firm of Arthur Andersen and Company from 1990 until 1992. From 1992 to 1995 he worked for Yellow Freight System, Inc., a trucking company, in financial accounting and reporting. He joined the Company as Controller in 1995 and was elected Chief Financial Officer, Treasurer and Secretary in 1996. He received his C.P.A. designation in Texas in 1990 and in Kansas in 1993, and is a member of the A.I.C.P.A.

     A. Theodore Stautberg, Jr. has since 1981 been the President and a director of Triumph Resources Corporation and its parent company, Triumph Oil and Gas Corporation of New York. Triumph engages in the oil and gas business, assists others in financing energy transactions, and serves as general partner of Triumph Production L.P. Mr. Stautberg is also the president of Triumph Securities Corporation and BT Energy Corporation. Prior to forming Triumph in 1981, Mr. Stautberg was a Vice President of Butcher & Singer, Inc., an investment banking firm, from 1977 to 1981. From 1971 to 1977, Mr. Stautberg was an attorney with the Securities and Exchange Commission. Mr. Stautberg is a graduate of the University of Texas and the University of Texas School of Law.

      Donald  W.  Chesser  received  his  BBA  in  Accounting  from  Texas  Tech
University in 1963 and has served with several CPA firms since that time, including eight years with Elmer Fox and Company. From 1977 to 1981 he was with IMCO Enterprises, Inc. Since 1981 he has practiced accounting in Wichita, Kansas under the name Chesser and Company.

      Allen H. Sweeney received his Masters in Finance from Oklahoma City University in 1972 and a Bachelor Degree in Accounting from Oklahoma State University in 1969. He served as Treasurer and CAO of Phoenix Resources Company form 1978 to 1980, Vice President-Finance of Plains Resources, Inc. from 1980 to 1981 and Vice President-Finance of Wildcat Mud, Inc. from 1982 to 1984. In 1984 he started an independent consulting service under the name AHS and Associates, Inc. Since 1992 he has served as Vice President of Columbia Production Company and Mid-America Waste Management, Inc.

      James B. Kreamer received his B.S. Degree in Business from the University of Kansas in 1963 and has been active in investment banking since that time. Since 1982 he has managed his personal investments.

      N. Lynne Sieverling received his B.S. Degree in Accounting from the University of Kansas in 1959 and has practiced as a CPA since graduation, serving 17 years as a partner with the accounting firm of Coopers & Lybrand. Mr. Sieverling has been actively involved in the oil and gas industry for the past ten years both as an investor and as an operator of oil and gas leases in Kansas, Oklahoma and North Dakota. He is a member of the Kansas Division of the Interstate Oil Compact Commission.

      None of the officers or directors serve pursuant to employment agreements.

      Long-term Incentive Plan. The Company's Long-term Incentive Plan (the "Long-term Incentive Plan"), provides for the granting to certain officers and key employees of the Company and its participating subsidiaries incentive awards in the form of stock options, stock appreciation rights ("SARs"), stock, and cash awards. The Long-term Incentive Plan is administered by a committee of independent members of the Board of Directors with respect to awards to certain executive officers of the Company but may be administered by the Board of Directors with respect to any other awards (either, the "Plan Committee"). Except for certain automatic awards, the Plan Committee has discretion to select the employees to be granted awards, to determine the type, size, and terms of the awards, to determine when awards will be granted, and to prescribe the form of the instruments evidencing awards.

      Options, which include nonqualified stock options and incentive stock options, are rights to purchase a specified number of shares of Common Stock at a price fixed at the time the option is granted. Payment may be made with cash or other shares of Common Stock owned by the optionee or a combination of both. Options are exercisable at the time and on the terms that the Plan Committee determines. The payment of the option price can be made either in cash or by the person exercising the option turning in to the Company shares presently owned by him, which would be valued at the then current market price. SARs are rights to receive a payment, in cash or shares of Common Stock or both, based on the value of the Common Stock. A stock award is an award of shares of Common Stock or denominated in shares of Common Stock that may be subject to a restriction against transfer as well as a repurchase option exercisable by the Company. During the period of the restriction, the employee may be given the right to vote and receive dividends on the shares covered by restricted stock awards. Cash awards are generally based on the extent to which pre-established performance goals are achieved over a pre-established period but may also include individual bonuses paid for previous, exemplary performance. It is currently expected that the Plan Committee will determine performance objectives and award levels before the beginning of each plan year.

      The Long-term Incentive Plan provides for the issuance of a maximum number of shares of Common Stock equal to 20% of the total number of shares of Common Stock outstanding from time to time. Unexercised SARs, unexercised options, restricted stock, and performance units under the Long-term Incentive Plan are subject to adjustment in the event of a stock dividend, stock split, recapitalization or combination of the Company, merger, or similar transaction and are not transferable except by will and by the laws of descent and distribution. Except when a participant's employment terminates as a result of death, disability, or retirement under an approved retirement plan or following a change in control in certain circumstances, an award generally may be exercised (or the restriction thereon may lapse) only if the participant is an officer, employee, or director of the Company or a subsidiary at the time of exercise or lapse or, in certain circumstance, if the exercise or lapse occurs within 180 days after employment is terminated.

      The Long-term Incentive Plan allows for the satisfaction of a participant's tax withholding with respect to an award by the withholding of shares of Common Stock issuable pursuant to the award or the delivery by the participant of previously owned shares of Common Stock, in either case valued at the fair market value, subject to limitations the Plan Committee may adopt.

      Awards granted pursuant to the Long-term Incentive Plan may provide that, upon a change of control of the Company, (a) each holder of an option will be granted a corresponding SAR, (b) all outstanding SARs and stock options become immediately and fully vested and exercisable in full, and (c) the restriction period on any restricted stock award shall be accelerated and the restriction shall expire. Options and SARs will remain exercisable for their original terms whether or not employment is terminated following a change in control.

      The Long-term Incentive Plan may be amended by the Board of Directors, except that under current law no amendment that materially increases the number of shares of Common Stock subject to the Long-term Incentive Plan or that makes certain other material changes may be made without stockholder approval. No grants or awards may be made under the Long-term Incentive Plan after the tenth anniversary of the Closing Date. No stockholder approval will be sought for amendments to the Long-term Incentive Plan except as required by law (including Rule 16b-3 under the Exchange Act) or the rules of any national securities exchange on which the Common Stock is then listed.

      There were no incentive awards under the Long-term Incentive Plan outstanding at December 31, 1995.

      Under the Company's Long-Term Incentive Plan beginning in 1996, all employees share a bonus equal to 5% of the Company's pre-tax net income, computed in accordance with GAAP, exclusive of extraordinary and non-recurring items. The bonuses will be paid to all full time (1,000 + hours) employees at December 31. The bonus will be paid upon delivery of the independent audit. The bonus shall be allocated to the full time employees based upon their salary at December 31.

      Each non-employee director of the Company who becomes a director will, on the day after the first meeting of the Board of Directors at which that director is in attendance, automatically be granted a restricted stock award of the number of shares of Company Common Stock that have a value of $10,000, which will be calculated based on the average trading price of the Common Stock during the 60 days immediately preceding the date of grant. These restricted stock awards will vest at the rate of one-third annually, with one-third vesting six months following the date of grant, another one-third vesting on the first anniversary of the date of grant, and the last one-third vesting on the second anniversary of the date of grant so long as the non-employee director remains a director of the Company through those vesting dates.

      Each non-employee director will be entitled to vote each share subject to these restricted stock awards from the date of grant until the shares are forfeited, if ever. The Long-term Incentive Plan requires each non-employee director to make an election under Section 83(b) of the Code to include the value of the restricted stock in his income in the year of grant and provides for cash awards to the non-employee directors in amounts sufficient to pay the federal income taxes due with respect to the award.

      The following table shows information with respect to restricted stock awards owned by non-employee directors.

     Name                  Date of Grant            Shares           Price
James B. Kreamer           July 12, 1993             4,098            2.44
A. Theodore Stautberg      July 12, 1993             4,098            2.44
Allen H. Sweeney           July 12, 1993             4,098            2.44
Total                                               12,294

      Employee Stock Ownership Plan. In 1994 the Shareholders approved the adoption of the Panaco, Inc. Employee Stock Ownership Plan ("ESOP"). The primary purposes of the ESOP are to enable participants to acquire stock ownership in the Company and to provide a source of equity capital to the Company. The ESOP provides for the establishment of a trust to hold ESOP assets which will primarily consist of common shares of the Company. The ESOP will be administered by a committee of the Board of Directors. Subject to the discretion of the Board of Directors, the Company may contribute up to fifteen percent (15%) of the participant's (including employees and other consultants to the Company) annual compensation to the ESOP.
The ESOP does not allow contributions by participants in the Plan.

      Company contributions to the ESOP may be in the form of common shares or cash. Cash contributions may be used, at the discretion of the Board of Directors, to purchase common shares in the open market or from the Company at prevailing prices.

      The allocation of ESOP assets is determined by a formula based on participant compensation. Participation in the ESOP requires completion of more than one thousand (1,000) hours of service to the Company within twelve (12) consecutive months.

      The ESOP is intended to satisfy any applicable requirements of the Internal Revenue Code of 1986 and the Employee Retirement and Income Security Act of 1974. The Company has been advised that its contributions to the ESOP will be deductible for Federal Income Tax purposes, and the participants will not recognize income on their allocated share of ESOP assets until such assets are distributed.

Item 11.  Executive Compensation.

      The following table sets forth the annual compensation paid to the Company's Chief Executive Officer and each executive officer whose compensation exceeds $100,000 during 1995.


                           Summary Compensation Table

                                                                       Long-Term Incentive Plan
                                    Annual Compensation                      Awards            Payouts
                                                                 Securities
                                                     Other       Restricted      Underlying     LTIP       All
  Name & Principal                Salary   Bonus     Annual      Stock           Options      Payouts     Other
         Position        Year     ($)(1)       ($)   Comp. ($)   Award(s) ($)         (#)         ($)   Comp.($)(2)

H. James Maxwell         1995   153,500        0          0             0           24,615      0        22,500
  President and Chief    1994   120,000        0          0             0           22,857      0        18,000
  Executive Officer      1993    80,000        0          0             0          115,000      0           0

Larry M. Wright          1995   147,300        0          0             0             0         0        22,100
  Executive Vice         1994   134,000        0          0             0             0         0        20,000
  President              1993   120,000        0          0             0             0         0           0

Robert G. Wonish         1995    92,100        0          0             0             0         0        13,800
  Vice President         1994    78,800        0          0             0             0         0        11,800
                         1993    77,000        0          0             0             0         0           0

(1)      The 1993 salary figures for Messrs.  Wright and Wonish include payments made to them as independent  consultants  before becoming  employees of the Company in that year.
(2)      The   other   compensation   figures   for  1995  and  1994   represent
         contributions  to the  accounts of the  employees  under the  Company's
         Employee Stock Ownership Plan. The Plan was adopted in 1994.

         The following table provides information relating to the number and value of Common Shares subject to options exercised during 1995 or held by the named executive officers as of December 31, 1995.


                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                                                  Number of
                                                             securities underlying       Value of unexercised
                        Securities                           unexercised options              in-the-money
                         acquired           Value            at fiscal year-end ($)    options at year-end($)(2)
          Name       on Exercise (#)    Realized ($)(1)   Exercisable/unexercisable    Exercisable/Unexercisable
H. James Maxwell         250,972           410,129                   -0-/-0-                    -0-/-0-
Larry M. Wright              0                  0                  250,000/-0-                549,375/-0-
Robert G. Wonish             0                  0                    -0-/-0-                    -0-/-0-

(1) Value realized is calculated based upon the difference between the options exercise price and the market price of the Company's Common Stock on the date of exercise multiplied by the number of shares to which the exercise price relates.
(2) Value of unexercised in-the-money options is calculated based on the difference between the option exercise price and the closing price of the Company's Common Stock at year-end, multiplied by the number of shares underlying the options. The closing price on December 29, 1995 of the Company's Common Stock was $4.4375.

      The following table identifies the grants of stock options made to the named executive officers in 1995.



                        Option Grants in Last Fiscal Year

                      Number of         Percent of
                      Securities       total options
                      Underlying        granted to     Exercise or     Market price
                        Options         employees      Base price         at date      Expiration   Grant Date
Name                    Granted        in fiscal year   ($/Share)       of grant($)      Date        Value($)
H. James Maxwell      24,615(1)            33%          2.03125          4.0625         12/31/95       50,000
Larry M. Wright           -0-               -0-             N/A            N/A            N/A           N/A
Robert G. Wonish          -0-               -0-             N/A            N/A            N/A           N/A

(1)   Mr. Maxwell's options were exercised in 1995.


      Cash Compensation of Directors. Directors receive travel expenses incurred in attending Board of Directors or committee meetings. Officers of the Company who serve as directors do not receive special compensation for serving on the Board of Directors or a committee thereof. However, Messrs. Stautberg, Chesser, Sweeney, Kreamer and Sieverling, the five non-employee directors, were each issued 1,039 shares of Common Stock as a $5,000 bonus during 1995. In addition Mr. Chesser was issued warrants to acquire 25,000 Common Shares at $2.50 per share, which expired December 31, 1995, for services performed for the Company in 1991. See "Certain Relationships and Related Transactions," herein.

      Newly elected non-employee directors are granted a one time restricted stock award in Common Shares equal in value to $10,000 upon their being elected to the Board. See "Management - Long-Term Incentive Plan," herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information with respect to beneficial ownership of Company Common Stock by (a) each officer and director of the Company, (b) all officers and directors of the Company as a group, and (c) for each person who beneficially owns 5% or more of the Common Stock as of May 1, 1996.

Name and Positions of Beneficial Owners                                                  Shares Owned Beneficially
                                                                                Number                    Percent

H. James Maxwell, Chief Executive Officer,
     President, Chairman of the Board & Director ...............................322,971                      2.56
Larry M. Wright, Executive Vice President &
    Director ...................................................................654,999                   (1)5.18
Bob F. Mallory, Chief Operating Officer,
    Executive Vice President & Director ........................................233,030                      1.84
Robert G. Wonish, Vice President ............................................... 18,328                      0.15
William J. Doyle, Vice President ...............................................  4,405                      0.04
Todd R. Bart, Chief Financial Officer, Secretary, Treasurer ....................    -0-                      0.00
A. Theodore Stautberg, Director ................................................  6,137                      0.05
Donald W. Chesser, Director ....................................................  1,039                      0.01
Allen H. Sweeney, Director .....................................................150,137               (2)    1.19
James B. Kreamer, Director ..................................................... 51,055                      0.40
N. Lynne Sieverling, Director ..................................................  8,137                      0.06

All directors and officers as a group (11 persons) ............................1,450,238                    11.48



Carl C. Icahn  ................................................................1,040,000                  (3)8.23
    % Icahn Associates Corp.
    114 West 47th Street, 19th Fl
    New York, NY  10036
Richard A. Kayne ...............................................................694,047                   (4)5.49
    % Kayne Anderson Investment Management, Inc.
    1800 Avenue of the Stars, #1425
    Los Angeles, CA  90067

     (1) Includes 250,000 shares issuable pursuant to currently exercisable warrants which, pursuant to Board resolution extending the date, expire thirty days after the date of the Company's Form S-1/A Post Effective Amendment No. 8.

     (2) Mr. Sweeney's shares are held by AHS and Associates, Inc., a corporation of which he is President and a director.

     (3) Mr. Icahn is the sole stockholder of Riverdale Investors Corp, Inc., the general partner of High River Limited Partnership, the record holder of these shares.

     (4) Mr. Kayne has sole voting power with respect to investments of Kayne, Anderson Investment Management, Inc., which is the general partner of KAIN Non-Traditional, L.P., which is the general partner of: Offense Group Associates Limited; Opportunity Associates, L.P.; ARBCO Associates, L.P.; and Kayne, Anderson Non-Traditional Investments, L.P.; the record holders of these shares.



Item 13.  Certain Relationships and Related Transactions.

     During 1995 each of the five directors who are not employees of the Company were issued a stock bonus of $5,000, paid by the issuance of 1,039 shares of Common Stock.

     During 1995 Donald W. Chesser, a director who is not an employee of the Company was issued warrants to acquire 25,000 shares of Common Stock at $2.50 per share for past services to the Company. The warrants, which would have expired December 31, 1995, were all exercised during 1995.

     Employees of the Company are eligible to receive stock awards, stock options, stock appreciation rights, and performance units pursuant to the Company's Long-term Incentive Plan.

     The Company has several procedures, provisions, and plans designed to reduce the likelihood of a change in the management or voting control of the Company without the consent of the incumbent Board of Directors. These provisions may have the effect of strengthening the ability of officers and directors of the Company to continue as officers and directors of the Company despite changes in stock ownership of the Company.

     Under the terms of the Company's Long Term Incentive Plan, three of the officers and directors surrendered shares of Common Stock in January 1995 in exercise of outstanding options during 1995. The following table sets forth the number of shares surrendered and market value thereof and the number of options exercised and the aggregate exercise price thereof.

                         Shares           Market      Options     Aggregate
                     Surrendered (1)     Value ($)   Exercised    Price ($) (2)
H. James Maxwell         24,615           99,998       43,100        100,245
Bob F. Mallory           24,615           99,998       42,400        100,018
Thomas E. Clark          24,615           99,820       38,900        100,137

(1) Persons surrendering shares in payment of the exercise price of an option were granted new options for a like number of shares at $2.03125 expiring December 31, 1995.
(2) Differences between the value of the share surrendered and the exercise prices were paid in cash by the person exercising the option.

      Messrs. Maxwell and Mallory are the partners of 1050 Blue Ridge Building Partnership that owns a 5,200 square foot office building at 1050 West Blue Ridge Boulevard, Kansas City, Missouri, which they lease to the Company on a triple net basis for $4,000 per month for a term of ten years, expiring in 2003. The lease was approved by the Board of Directors, which determined that the rate was as good or better than that which could be obtained from a non-affiliated party.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) See Index to Financial Statement, Page F-1.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c) Exhibits: None.

     (d) Financial Statement Schedules. See Index to Financial Statements, Page F-1.

                                                    SIGNATURES


      Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PANACO, Inc.

                                By:  \s\ H. James Maxwell
                                       H. James Maxwell, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By:  \s\ H. James Maxwell
                                      H. James Maxwell, President,
                                      Chief Executive Officer and
                                      Director


                                By:  \s\ Bob F. Mallory
                                      Bob F. Mallory, Executive
                                      Vice President, Chief Operating
                                      Officer and Director


                                By:  \s\ Todd R. Bart
                                      Todd R. Bart, Chief Financial
                                      Officer, Treasurer and Secretary


                                By:  \s\ N. Lynn Sieverling
                                      N. Lynn Sieverling, Director


                                By:  \s\ Larry M. Wright
                                      Larry M. Wright, Executive
                                      Vice President and Director


                                By: \s\ A. Theodore Stautberg
                                      A. Theodore Stautberg, Director

                                                   PANACO, INC.
                                           INDEX TO FINANCIAL STATEMENTS



AUDITED FINANCIAL STATEMENTS - PANACO, INC.                                                             Page

Independent Auditors' Report                                                                            F-2

Balance Sheets, December 31, 1995 and 1994                                                            F-3, F-4

Statements of Income (Operations)  for the Years Ended
   December 31, 1995, 1994 and 1993                                                                      F-5

Statements of Changes in Stockholders' Equity and Retained Earnings (Deficit)
   for the Years Ended December 31, 1995, 1994 and 1993                                                  F-6

Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993                                                                   F-7, F-8

Notes to Financial Statements for the Years Ended
   December 31, 1995, 1994 and 1993                                                                   F-9 - F22


SCHEDULES OMITTED:
Schedules other than those listed above are omitted because they are not required, are not applicable or the required information is shown in the financial statements or in the related notes.

AUDITED SCHEDULES OF REVENUES, SELECTED DIRECT OPERATING EXPENSES
   AND PRODUCTION TAXES - ZAPATA PROPERTIES AND  BAYOU SORREL FIELD                                  F-23-F27

Independent Auditors' Report                                                                            F-23

Schedules of Revenues, Selected Direct Operating Expenses and Production Taxes
   for the Years Ended December 31, 1994 and 1993                                                       F-24

Notes to the Schedules of Revenues, Selected Directed Expenses and Production
    Taxes for the Years Ended December 31, 1994 and 1993                                              F-25-F27


                                           Independent Auditors' Report


To the Board of Directors
Panaco, Inc.

We have audited the accompanying balance sheets of Panaco, Inc. (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of income (operations), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial Statements, the Company has given retroactive effect to the change in accounting for its oil and gas operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panaco, Inc. as of December 31, 1995 and 1994, and the results of its operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



BARRETT & ASSOCIATES
Overland Park, Kansas

February 26, 1996, except for Note 1, which the date is June 7, 1996.




                                                   PANACO, INC.
                                                  BALANCE SHEETS
                                                   (AS RESTATED)


                                                      ASSETS

                                                                                    December 31,
                                                                          1995                       1994
CURRENT ASSETS:

Cash and cash equivalents                                              $   1,198,000              $   1,583,000
Accounts receivable
    Trade                                                                  3,294,000                  2,230,000
    Other                                                                  1,092,000                      1,000
    Prepaid expenses                                                         465,000                    272,000
                                                                             -------                    -------
       Total current assets                                                6,049,000                  4,086,000

OIL AND GAS PROPERTIES, AS DETERMINED
BY THE SUCCESSFUL EFFORTS METHOD
OF ACCOUNTING
    Oil and gas properties                                               103,105,000                 89,010,000
    Less accumulated depreciation, depletion, amortization,
       and valuation allowances                                         (73,620,000)               (65,065,000)
                                                                        -----------                -----------
       Net oil and gas properties                                         29,485,000                 23,945,000

PROPERTY, PLANT, AND EQUIPMENT
    Equipment                                                                196,000                    158,000
    Less accumulated depreciation                                           (92,000)                   (68,000)
                                                                            -------                    -------
       Net property, plant, and equipment                                    104,000                    90,000

OTHER ASSETS:
    Loan costs, net                                                          471,000                    714,000
    Certificates of deposit - escrow                                          26,000                     47,000
    Other                                                                      5,000                      6,000
    Accounts receivable - other                                                8,000                    186,000
    Note receivable                                                           21,000                     21,000
                                                                              ------                     ------
       Total other assets                                                    531,000                    974,000

TOTAL ASSETS                                                            $ 36,169,000                $29,095,000
                                                                        ============                ===========





              The accompanying notes to financial statements are an integral part of this statement.




                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   (AS RESTATED)

                                                                                  December 31,
                                                                        1995                     1994

CURRENT LIABILITIES
    Accounts payable                                                 $  4,444,000             $   1,528,000
    Interest payable                                                      161,000                   185,000
    Current portion of long-term debt                                         -0-                       -0-
                                                                       ----------                 ---------
       Total current liabilities                                        4,605,000                 1,713,000


LONG-TERM DEBT                                                         22,390,000                12,500,000


STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value,
       1,000,000 shares authorized; no
       shares issued and outstanding                                          -0-                       -0-
    Common stock, $.01 par value,
       20,000,000 shares authorized;
       11,504,615 and 10,220,138 shares
       issued and outstanding, respectively                               115,000                   102,000
    Additional paid in capital                                         21,155,000                17,586,000
    Retained earnings (deficit)                                      (12,096,000)               (2,806,000)
                                                                     -----------                ----------
       Total stockholders' equity                                       9,174,000                14,882,000



TOTAL LIABILITIES AND STOCKHOLDERS'   EQUITY                         $ 36,169,000              $ 29,095,000
                                                                     ============              ============














              The accompanying notes to financial statements are an integral part of this statement.



                                                   PANACO, INC.
                                         STATEMENTS OF INCOME (OPERATIONS)
                                                   (AS RESTATED)

                                                                           Year Ended December 31,
                                                              1995                 1994                1993
REVENUES
    Oil and gas sales                                       $18,447,000          $17,367,000        $ 15,638,000
    Future contracts                                                -0-             (29,000)         (3,033,000)
                                                            -----------              -------          ----------
       Total                                                 18,447,000           17,338,000          12,605,000

COSTS AND EXPENSES
    Lease operating                                           8,055,000            5,231,000           5,297,000
    Depreciation, depletion and amortization                  8,064,000            6,038,000           4,288,000
    General and administrative                                  690,000              587,000             542,000
    Production and ad valorem taxes                           1,078,000            1,006,000             754,000
    Exploration expenses                                      8,112,000                  -0-                 -0-
    Provision for losses and (gains) on disposition
       and write-down of assets                                 751,000            1,202,000           3,824,000
                                                            -----------            ---------           ---------
       Total                                                 26,750,000           14,064,000          14,705,000

NET OPERATING INCOME (LOSS)                                 (8,303,000)            3,274,000         (2,100,000)

OTHER INCOME (EXPENSE)
    Interest income                                               5,000               46,000              27,000
    Interest expense                                          (992,000)          (1,669,000)         (1,913,000)
    Total                                                     (987,000)          (1,623,000)         (1,886,000)
NET INCOME (LOSS) BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM                                (9,290,000)            1,651,000         (3,986,000)
INCOME TAXES (BENEFIT)                                              -0-                  -0-                 -0-
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                          (9,290,000)            1,651,000         (3,986,000)
EXTRAORDINARY ITEM - LOSS ON EARLY
RETIREMENT OF DEBT                                                  -0-            (536,000)                 -0-

NET INCOME (LOSS)                                    $      (9,290,000)   $        1,115,000  $      (3,986,000)

EARNINGS (LOSS) PER COMMON SHARE
    Primary:
       Earnings (loss) before extraordinary item     $            (.81)   $              .16  $            (.53)
       Extraordinary loss                                           -0-                (.05)                 -0-
       Net earnings (loss)                           $            (.81)   $              .11  $            (.53)
    Assuming full dilution:
       Earnings (loss) before extraordinary item     $            (.81)   $              .16  $            (.53)
       Extraordinary loss                                           -0-                (.05)                 -0-
       Net earnings (loss)                           $            (.81)   $              .11  $            (.53)
    Weighted average shares outstanding:
       Primary                                               11,504,615            9,952,870           7,583,761
    Assuming full dilution                                   11,504,615           10,039,042           7,583,761

              The accompanying notes to financial statements are an integral part of this statement.


                                                   PANACO, INC.
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          AND RETAINED EARNINGS (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                                   (AS RESTATED)

                                                                      Common         Additional         Retained
                                                                       Stock           Paid-In          Earnings
                                                       Shares        Par Value         Capital          (Deficit)
Balances, December 31, 1992                          7,534,496      $  75,000       $ 11,298,000    $        65,000
Net loss                                                   -0-            -0-                -0-        (3,986,000)
Exercises of stock options and warrants                620,759          7,000          1,285,000                -0-
                                                       -------          -----          ---------                 -
Balances, December 31, 1993                          8,155,255      $  82,000        $12,583,000       $(3,921,000)

Net income                                                 -0-            -0-                -0-          1,115,000
Exercises of stock options and warrants and
  stock issued under Employee Stock
   Ownership Plan                                    2,064,883         20,000          5,003,000                -0-
                                                     ---------         ------          ---------                 -
Balances, December 31, 1994                         10,220,138       $102,000        $17,586,000       $(2,806,000)

Net Loss                                                   -0-            -0-                -0-        (9,290,000)
Exercise of stock options and warrants               1,181,602         12,000          3,137,000                -0-
Issuance of new stock                                  102,875          1,000            432,000                -0-
                                                       -------          -----            -------                 -
Balances, December 31, 1995                         11,504,615      $ 115,000        $21,155,000      $(12,096,000)
                   === ====                         ==========      =========        ===========      ============























              The accompanying notes to financial statements are an integral part of this statement.



                                                   PANACO, INC.
                                             STATEMENTS OF CASH FLOWS
                                                   (AS RESTATED)

                                                                               Year Ended December 31,
                                                                     1995            1994                1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) before extraordinary item                  $(9,290,000)         $1,651,000      $ (3,986,000)
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Depreciation, depletion, and amortization                     8,065,000          6,038,000          4,288,000
     Amortization of loan discount                                       -0-            340,000            512,000
     Exploration expenses                                          8,112,000                -0-                -0-
     Provision for losses and (gains) on disposition
       and write-down of assets                                      751,000          1,202,000          3,824,000
   Changes in operating assets and liabilities:
     Accounts receivable                                         (2,155,000)        (1,202,000)          1,261,000
     Prepaid expenses                                              (193,000)          (113,000)           (20,000)
   Other assets                                                      200,000          (388,000)           (11,000)
     Accounts payable                                              2,916,000           (79,000)          (896,000)
     Interest payable                                               (24,000)             26,000           (40,000)
   Extraordinary loss                                                    -0-          (536,000)                -0-
                                                                  ----------           --------                  -
     Net cash provided by operating activities                     8,382,000          6,939,000          4,932,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of oil and gas properties                                     11,000            300,000             41,000
   Capital expenditures and acquisitions                        (21,803,000)       (12,101,000)          (790,000)
   Purchase of other property and equipment                         (38,000)           (37,000)           (52,000)
   Sale of other property and equipment                                  -0-             10,000                -0-
   Purchase of certificate of deposit                                    -0-                 -0-          (26,000)
                                                                ------------                   -           -------
     Net cash used by investing activities                      (21,830,000)       (11,828,000)          (827,000)

CASH FLOW FROM FINANCING ACTIVITIES:
   Long-term debt proceeds                                        16,890,000          5,564,000                -0-
   Repayment of long-term debt                                   (7,000,000)        (7,326,000)        (3,535,000)
   Issuance of common stock - exercise of
     warrants & options                                            3,173,000          5,023,000          1,163,000
                                                                   ---------          ---------          ---------
   Net cash provided (used) by financing activities               13,063,000          3,261,000        (2,372,000)

NET INCREASE (DECREASE) IN CASH                                    (385,000)        (1,628,000)          1,733,000

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                               1,583,000          3,211,000          1,478,000
                                                                   ---------          ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  1,198,000       $  1,583,000       $  3,211,000


              The accompanying notes to financial statements are an integral part of this statement.

Supplemental schedule of non-cash investing and financing activities:

FOR THE YEAR ENDED DECEMBER 31, 1995:

The Company issued 97,680 shares of common stock totaling $409,000 in exchange for oil and gas properties.

FOR THE YEAR ENDED DECEMBER 31, 1994:

The Company farmed out an oil & gas property and retained a 12.5% overriding royalty interest. The Company contributed 30,850 shares to the ESOP.

FOR THE YEAR ENDED DECEMBER 31, 1993:

The Company issued 36,363 shares in payment of a finders fee on new financing. The Company received oil and gas properties in exchange for $8,000 in accounts receivable and 1,200 shares of stock.
The Company awarded 12,294 shares to three new directors.

Supplemental disclosures of cash flow information:

Cash paid during the year ended December 31:

                            1995             1994              1993

    Interest             $ 1,016,000       $ 1,409,000      $ 1,441,000

    Income taxes         $       -         $        -       $        -




















              The accompanying notes to financial statements are an integral part of this statement.

                                  PANACO, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                  (As Restated)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Panaco, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who are responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Revenue Recognition
The Company recognizes its ownership interest in oil and gas sales as revenue. It records revenues on an accrual basis, estimating volumes and prices for any months for which actual information is not available. If actual production sold differs from its allocable share of production in a given period, such differences would be recognized as deferred or accounts receivable.

Hedging Transactions
The Company engages in natural gas futures contracts within the normal course of its business. The Company uses futures and floor contracts to reduce the effects of fluctuations in natural gas prices. Changes in the market value of these contracts are deferred and subsequent gains and losses are recognized monthly in the same period as the hedged item based on the difference between the First Nearby Contract for Natural Gas - NYMEX and the contract price. The Company entered into a hedge agreement beginning in January, 1996, for the delivery of 15,000 MMBTU of gas for each day in 1996 with contract prices ranging from $1.7511/MMBTU to $2.253/MMBTU. Prior to this agreement, the Company had entered into a floor contract that expired December, 1994, and a hedge contract which expired September, 1993.

Income Taxes
In 1993, the Company adopted Statement of Financial Accounting Standards (FAS) No. 109 - "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Generally, FAS 109 allows for at least the partial recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards.

Income (Loss) per share
The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. Stock options and warrants were not included in the calculation for 1993 and 1995, as the effects were not dilutive. Shares to be contributed to the ESOP plan are treated as common stock equivalents.

Property, Plant & Equipment
Other property and equipment is recorded at cost. Depreciation is provided using the straight-line method based on estimated useful lives which range from 5 to 7 years.

Oil and Gas Producing Activities and Depreciation, Depletion and Amortization Effective December 31, 1995, Panaco changed its method of accounting for oil and gas operations from the full cost method to the successful efforts method. Management concluded that the successful efforts method will more appropriately reflect Panaco's oil and gas operations and will enable investors and others to better compare Panaco to similar oil and gas companies, the majority of which follow the successful efforts method. All prior period financial statements have been restated to reflect the change.

Under the successful efforts method, lease acquisition costs are capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. The carrying amounts of proven and unproven properties are reviewed periodically on a property-by-property basis, based on future net cash flows determined by an independent engineering firm, and an impairment reserve is provided as conditions warrant. The provision for write down of assets was $751,000 for 1995, $1,202,000 for 1994, and $3,824,000 for 1993.

The change in the Company's accounting method increased 1995 net income by $2,054,000 or $0.18 per share from previously reported results under the full cost method. The change decreased 1994 and 1993 net income by $1,298,000, or $0.13 per share and $3,800,000, or $0.51 per share, respectively, from previously reported results under the full cost method. As of December 31, 1995, retained earnings was decreased by $2,797,000 as a result of the accounting change and additional paid in capital was reduced by $1,264,000.

Amortization of Note Discount
The note discount was being amortized utilizing the interest method, which applies a constant rate of interest to the book value of the note. Additional interest expense of $0, $234,000, and $512,000, was recorded in 1995, 1994 and 1993, respectively, from the amortization of the discount. Effective July 1, 1994 the debt related to the note discount was extinguished, and the balance of the note discount totaling $106,000 was recorded as an extraordinary item.

Statement of Cash Flows
For purposes of reporting cash flows, the Company considers all cash investments with maturities of three months or less to be cash equivalents.

Use of Estimates
Management relies on the use of estimates for oil and gas reserve information and the valuation allowance for deferred income taxes in preparing financial statements in accordance with generally accepted accounting principles. Estimates related to oil and gas reserve information and the standardized measure are based on estimates provided by third parties. Changes in prices could significantly affect these estimates from year to year.

Reclassification
Certain financial statement items have been reclassified to conform to the current year's presentation.

Note 2 - LOAN COSTS

Loan costs in the amount of $602,000 and $255,000 are being amortized over the lives of the loans, three years and six years, respectively. Additional loan costs of $402,000 were incurred during 1994.

Note 3 - MAJOR CUSTOMERS

One purchaser accounted for 69% and 83% of revenues in 1995 and 1994, respectively, and two purchasers accounted for 65% and 17% of revenues in 1993.

Note 4 - CERTIFICATE OF DEPOSITS - ESCROW

The Company has CD's to satisfy plugging obligations with certain government entities.

Note 5- LONG-TERM DEBT
                                   1995                        1994
Note payable (a)            $   5,000,000               $   5,000,000
Note payable (b)               17,390,000                   7,500,000
                               22,390,000                  12,500,000

Less current portion                  -                          -
    Long-term debt          $  22,390,000                $ 12,500,000

     (a) Note payable dated December 31, 1993 due to a group of six lenders in the amount of $5,000,000 bearing interest at 12%. The lenders at their discretion can loan an additional $5,000,000 to the Company. Payments for interest only are required quarterly. The Company may deliver up to $1,000,000 in PIK (payment in kind) notes, bearing interest at 12%, in satisfaction of all or part of any interest payment. The loan agreement limited the use of the first $5,000,000 to capital expenditures and the next $5,000,000 (assuming the lenders approve additional borrowings) to acquisitions. The loan agreement contains certain financial covenants including future indebtedness and payment of dividends. The note matures on December 31, 1999 and is collateralized by a second mortgage on a substantial portion of offshore oil and gas properties, production proceeds and receivables. The lenders were issued 816,526 warrants, at an exercise price of $2.25, expiring December 31, 1998 in connection with the financing (see Note 8).

     (b) Reducing Revolving Line of Credit dated July 1, 1994 with a maximum debt incurred equal to the lesser of thirty million dollars or the Borrowing Base ($21,000,000 at December 31, 1995). The Borrowing Base reduces on a monthly basis at a rate of $500,000 and is reviewed on a semi-annual basis as of June 30 and December 31. The note is due July 1, 1998 and bears interest at either prime or Libor plus 1.0% to 1.75% depending on the percentage of the borrowing base used (8% and 7.625% at December 31, 1995, respectively). At December 31, 1995, the Company had $3,025,000 borrowed at 7.625%, $10,500,000 borrowed at 7.5625%, and $3,865,000 borrowed at 7.6875%. Interest is due on the last day of the month for prime notes and is due on the last day of the interest period or every three months on Libor notes. A commitment fee of .375% to .5% of the average unused portion of the Borrowing Base is due on a quarterly basis. The revolving line of credit is collateralized by a substantial portion of the oil and gas properties, receivables, inventory and general intangibles. The loan agreement contains certain covenants including maintaining a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets. In addition, the Lender has issued the Company a letter of credit for $3,000,000 to collateralize a plugging bond which reduces the available Borrowing Base.

Maturities of long-term debt are as follows:

                 December 31, 1997                        $17,390,000

                 December 31, 1999                        $  5,000,000
                                                             $22,390,000

Note 6 - STOCKHOLDERS' EQUITY

During 1995, 1,181,602 shares were issued related to the exercise of warrants and options, 97,680 shares were issued related to property acquisition costs and 5,195 shares were issued for board of directors fees.

During 1994, 2,034,033 shares were issued related to the exercise of warrants and options, and 30,850 shares were issued related to the Company's ESOP.

During 1993, 12,294 shares were awarded to three new directors, 1,200 shares were issued in exchange for oil and gas properties, 36,363 shares were issued for payment of a finders fee on new financing (see Note 5) and 575,000 shares were issued related to the exercise of warrants and options.

During 1993, 4,098 shares were relinquished to the Company under the terms of the long-term incentive plan by a director upon his resignation. These shares were reissued in the above transactions during 1993.

Shares outstanding are as follows:
     Year Ending December 31,
                                                      Common           Preferred
                                                          Stock           Stock
                         1993                            8,155,255         -
                         1994                           10,220,138         -
                         1995                           11,504,615         -

Note 7- WARRANTS

Warrants outstanding at December 31, 1995, to acquire common stock are as follows:

                   Number of       Price per
                   Shares            Share        Expiration Date
                   160,000          $2.375           June 1, 1996
                    90,000          $2.00            June 1, 1996
                    39,365          $2.00            December 31, 1997
                   289,365

During 1995, warrants with exercise prices ranging from $2.00 to $4.00 per share were exercised for a total of 495,735 shares.

Note 8 -  LENDER WARRANTS

In connection with the note payable dated December 31, 1993 (See Note 4) warrants were issued to a group of six lenders. These warrants differ from those described in Note 5; they have stronger antidilution provisions, effective January 1, 1996 the holders can demand registering the warrant shares either issuable upon exercise or held by the holder, and the holder may also, if the Company files a registration statement, have an opportunity to include the warrant shares in such registration statement. Warrants to acquire common stock were as follows:


  Number of                   Price per
   Shares                       Share                Expiration Date
- -------------                -----------          ----------------------
   816,526                      $2.25               December 31, 1998

Early in 1996, the warrants were exercised.

Note 9 - STOCK OPTIONS AND LONG-TERM INCENTIVE PLAN

On August 26, 1992, the stockholders approved a long-term incentive plan allowing the Company to grant incentive and nonstatutory stock options, performance units, restricted stock awards and stock appreciation rights to key employees, directors, and certain consultants and advisors of the Company up to a maximum of 20% of the total number of shares outstanding.

At December 31, 1995, there were no stock options outstanding.

During 1995, options with exercise prices ranging from $2.00 to $3.975 per share were exercised for a total of 759,712 shares.

Under the terms of the long-term incentive plan, three directors surrendered 73,845 shares of stock to exercise 124,400 options. New options were issued equal to the number of shares surrendered at a price of $2.0313 per share.

Note 10 - RELATED PARTY TRANSACTIONS

During 1995, 25,000 warrants at a price of $2.50 per share were issued to and exercised by a director.

During 1994, 650,000 warrants at a price of $2.75 per share were issued to the Board of Directors. All warrants were exercised during 1994.

The Company entered into a triple net lease agreement with a partnership owned by two directors for the lease of an office building. The lease, which expires November, 2003, has monthly rental payments of $4,000. During 1995 and 1994, $48,000 per year in rent was paid under the lease agreement. During 1993, no rent was due under the lease agreement. A deposit of $4,000 was due and included in accounts payable at December 31, 1993.

Stock options (see Note 7) originally issued to three directors to acquire 250,000 shares each, were exercisable through December 31, 1995 at $2.00 per share. During 1995, 1994 and 1993, 150,000, 275,000 and 300,000 options were exercised at $2.00 per share. In 1994 and 1993, an additional 275,000 and 300,000 options respectively were issued at prices ranging from $2.32 per share to $3.9375 per share, and all options were exercised in 1995.

Under the terms of the long-term incentive plan, three directors were issued 73,845 options at $2.0313 per share and 68,567 options at $2.1875 per share in 1995 and 1994, respectively. These options were exercised in 1995.

Warrants were issued to a director in 1991 to acquire 250,000 shares. Of these, 160,000 shares were exercised in 1993 at $2.00 per share and 90,000 warrants are exercisable through June 1, 1996 at $2.00 per share. In addition, 160,000 warrants at $2.375 issued December 10, 1993, are exercisable through June 1, 1996.

Consulting fees of $80,000 were paid in 1993 to an entity in which a director is a 100% owner. At December 31, 1993, no such fees were payable to this entity.

In 1993, three new directors were awarded 4,098 shares each (valued at a total of $30,000) pursuant to the Company's Long-term Incentive Plan. These shares become vested over a thirty month period.

During 1993, a director relinquished 4,098 shares upon his resignation.

Note 11 - LEASES

The following is a schedule of future rental payments required under an office building lease described in Note 10 as of December 31, 1995.


     Year ending December 31,

                           1996                 $    48,000
                           1997                      48,000
                           1998                      48,000
                           1999                      48,000
                           2000                      48,000
                         2001-2003                  140,000
                         ---------                  -------
                                                $   380,000
                                                ===========

Rental expense incurred on a former office lease for the year ended December 31, 1993, was $26,180.

Note 12 - INCOME TAXES

At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $15,765,000 which are available to offset future federal taxable income through 2010.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                 1995                  1994
Deferred tax assets
     Fixed asset basis differences          1,408,000                 557,000
     Net operating loss carry forwards      6,306,000               3,504,000
        Total deferred tax assets           7,714,000               4,061,000

  Valuation allowance for deferred
     tax assets                            (7,714,000)            (4,061,000)
        Total deferred tax assets          $        -        $             -


A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.

The valuation allowance for deferred tax assets as of December 31, 1993 was $3,704,000. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 was an increase of $3,653,000 and $357,000, respectively.

Note 13 - COMMITMENT AND CONTINGENCIES

A $3,000,000 letter of credit, collateralizing a plugging bond, expires on December 14, 1996. The contract amount of the letter of credit approximates its fair value.

The Company has had a suit filed against it related to a gas gathering system in Oklahoma seeking $700,000. The Company has filed a counter claim against the plaintiff alleging fraud, asking that the contract, which is the subject of the suit, be declared void. Management feels the suit is without merit and will be disposed of for less than the amount claimed, although this amount can not be reasonably estimated.

Note  14 -  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In August, 1994, the Company established an Employee Stock Ownership Plan (ESOP) and Trust that covers substantially all employees. The Board of Directors can approve contributions, up to a maximum of 15% of eligible employees' gross wages. The Company incurred $132,000 and $123,000 in costs for the years ended December 31, 1995 and 1994, respectively.

Note 15 - IMPAIRMENT OF LONG-LIVED ASSETS

In 1995 the company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which requires that long-lived assets and identifiable intangibles be reviewed for impairment when the assets carrying amount may not be recoverable based on the fair market value of the asset. SFAS 121 requires assets to be reviewed for impairment at the lowest level for which there are independent, identifiable cash flows. The adoption of SFAS 121 had no effect on 1995 financial statements and the Company expects no future impact as the Company evaluates its oil and gas properties for impairment on a field by field basis as prescribed by FAS No. 121.

Note 16 - FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of an estimate of the fair value of certain financial instruments. The carrying amount and fair values of the Company's financial instruments at December 31, 1995, are as follows:


                                                   Assets (Liabilities)
                                          --------------------------------------
                                         Carrying Amount           Fair Value
Cash and cash equivalents               $     1,198,000          $  1,198,000
Receivables                                   4,415,000             4,415,000
Payables                                     (4,605,000)          (4,605,000)
Long-term variable rate debt                (17,390,000)         (17,390,000)
Long-term fixed rate debt                    (5,000,000)          (3,675,150)
Off balance sheet financial instruments
     Letter of credit                                  0
     Hedge contracts                         (2,000,000)


     Cash and cash equivalents, receivables, payables, and long-term variable rate debt The carrying amount reported on the consolidated balance sheet
approximates   its  fair  value  because  of  the  short   maturities  of  these
instruments.

Long-term, fixed rate debt
The Company estimates the fair value of its long-term, fixed rate debt generally using discounted cash flow analysis based on the Corporation's current borrowing rates for debt with similar maturities.

Letter of credit
A $3,000,000 letter of credit collateralizes a plugging bond. Fair value estimated on the basis of fees paid to obtain the obligation is not material at December 31, 1995.

Hedge contract
The fair values of the Company's futures contracts are estimated based on current settlement values.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of bank account balances in excess of federally insured limits and trade receivables. The Company's receivables consist of oil and gas sales to third parties primarily from offshore production in the Gulf of Mexico and onshore oil production in the central part of the United States. This concentration may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. Historical credit losses incurred by the Company on receivables have not been significant.

Note 17 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table reflects the costs incurred in oil and gas property activities for each of the three years ended December 31:

                                                   1995             1994              1993
                                               -------------    -------------    --------------
Property acquisition costs, proved             $12,603,000      $     352,000    $       -

Property acquisition costs, unproved           $        -       $         -      $       -

Exploration costs                              $ 8,112,000      $         -      $       -

Development costs                              $ 1,497,000      $  11,749,000    $    801,000

Quantities of Oil and Gas Reserves

The estimates of proved developed and proved undeveloped reserve quantities at December 31, 1995 are based upon reports of petroleum engineers and do not purport to reflect realizable values or fair market values of Panaco's reserves. It should be emphasized that reserve estimates are inherently imprecise and accordingly, these estimates are expected to change as future information becomes available. These are estimates only and should not be construed as exact amounts. All reserves are located in the United States.

Proved reserves are estimated reserves of natural gas and crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

Proved developed and undeveloped reserves                         Oil                 Gas

Estimated reserves as of December 31, 1992                     1,121,000           46,595,000

     Production                                                (180,000)          (5,586,000)
     Sale of minerals in-place                                  (12,000)            (155,000)
     Revisions of previous estimates                           (184,000)            2,842,000
Estimated reserves as of December 31, 1993                       745,000           43,696,000

     Production                                                (137,000)          (8,139,000)
     Extensions and discoveries                                  183,000           16,930,000
     Sale of minerals in-place                                  (24,000)             (45,000)
     Revisions of previous estimates                             176,000         (10,860,000)
Estimated reserves as of December 31, 1994                       943,000           41,582,000
     Production                                                (170,000)          (9,850,000)
     Sale of minerals in-place                                   (1,000)             (22,000)
     Purchase of minerals in-place                             1,140,000           20,094,000

     Revisions of previous estimates                            (12,000)          (5,093,000)
Estimated reserves as of December 31, 1995                   1  ,900,000           46,711,000

Proved developed reserves:

                                           Oil               Gas
                                         (BBLS)             (MCF)
                                       -----------      --------------

    December 31, 1992                   1,053,000         36,208,000

    December 31, 1993                     745,000         24,665,000

    December 31, 1994                     907,000         36,282,000

    December 31, 1995                   1,794,000         40,323,000

Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows are computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the year-end estimated future production of proved oil and gas reserves. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 per cent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.



The accompanying table reflects the standardized measure of discounted future cash flows relating to proved oil and gas reserves as of the three years ended
December 31:

                                                             1995              1994                1993
Future cash inflows                                   $  140,247,000       $88,893,000        $113,419,000
Future development and production costs                   50,723,000        32,197,000          38,375,000
Future net cash flows                                     89,524,000        56,696,000          75,044,000
Future income taxes                                       11,755,000         6,304,000          13,937,000
Future net cash flows after income taxes                  77,769,000        50,392,000          61,107,000
10% annual discount                                     (14,848,000)       (8,477,000)        (13,728,000)
Standardized measure after income taxes               $   62,921,000       $41,915,000       $  47,379,000

Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows
The accompanying table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to proved oil and gas reserves for each of the three years ended December 31:

                                                             1995               1994                1993
Beginning balance                                      $  41,915,000       $47,379,000         $ 48,163,000
Sales of oil and gas, net of production costs            (9,314,000)      (11,047,000)          (9,426,000)
Net change in income taxes                               (4,267,000)         5,562,000          (2,130,000)
Changes in price and production costs                     11,498,000      (10,781,000)            2,199,000
Purchase of minerals in-place                             34,415,000                 -                    -
Revision of previous estimates, extensions,
   discoveries, & sales of minerals in place-net        (11,326,000)        10,802,000            8,573,000
Ending balance                                        $   62,921,000       $41,915,000         $ 47,379,000

Price per MCF                                         $         2.24       $      1.75         $       2.40
Price per BBL                                         $        17.75       $     16.00         $      12.75

Note 18 - ACQUISITIONS

On July 12, 1995, the Company entered into a Purchase and Sale Agreement with Zapata Exploration Company ("Zapata") to acquire all of Zapata's offshore oil and gas properties in the Gulf of Mexico. The properties consist of East Breaks Blocks 109 and 110, East Cameron Block 359, Eugene Island Block 372, South Timbalier Block 185 and West Cameron Block 538, totaling 31,134 gross acres. The transaction closed July 26, 1995.

The purchase price for the assets acquired in this transaction was $2,748,000 in cash and the obligation to pay a production payment to Zapata based upon future production. The production payment is based upon production from the East Breaks 109 Field after production of 12 Bcfe gross (10 Bcfe net) measured from October 1, 1994. The Company will pay to Zapata $.4167 per Mcfe on the next 27 Bcfe produced. Payments to Zapata on this production payment are to be made by the Company when it is paid for the oil or gas. Oil and gas reserves attributable to this production payment are not included in the reserves for the properties set forth herein.

As of November 30, 1995, the Company entered into a Purchase and Sale Agreement with Shell Western E&P Inc. ("Shell") to acquire all of Shell's interest in the Bayou Sorrel Field in Iberville Parish, Louisiana. The transaction closed December 27, 1995, and PANACO took over as operator from Shell. Proved reserves attributable to the field at December 31, 1995, were 898,000 barrels and 3.1 Bcf of natural gas. In addition to the proved reserves management has identified significant probable and possible reserves attributable to this field. The purchase price of the field was $10,455,000 which included a $204,000 brokers' fee and a related receivable of $600,000.

Both of the acquisitions made in 1995 were accounted for using the purchase method. The results of the Zapata properties acquisition are included in the Company's statement of income (operations) from July 27 to December 31, 1995. The results of the Bayou Sorrel acquisition are included in the Company's statement of income (operations) from December 28 to December 31, 1995.

The unaudited pro forma statement of income (operations) for the year ended December 31, 1995 assumes the Zapata and Bayou Sorrel acquisitions had been consummated January 1, 1995. The unaudited pro forma statement of income (operations) includes certain adjustments to give effect to the acquisitions of the oil and gas properties.

The pro forma statement do not purport to be indicative of the results of the Company had these acquisitions occurred on the date assumed, nor is the pro forma statement necessarily indicative of the future results of the Company. The pro forma statement should be read together with the Financial Statements of the Company, including the notes thereto and included elsewhere in this Statement.



                                  PANACO, INC.
          Unaudited Pro Forma Combined Statement of Income (Operations)
                      For the Year Ended December 31, 1995

                                                       Zapata          Bayou                         PANACO, Inc.
                                   PANACO, Inc.      Properties    Sorrel Field      Pro Forma         Pro Forma
                                   (As Restated)     1/1-7/26/95   1/1-12/26/95     Adjustments        Combined
REVENUES
Oil and gas sales                   $ 18,447,000    $ 3,623,000      $ 3,326,000  $        --         $ 25,396,000
Future contracts                              --             --               --           --                   --
   Total                              18,447,000      3,623,000        3,326,000           --           25,396,000

COSTS AND EXPENSES
   Lease operating                     8,055,000      1,460,000          867,000        280,000  (a)    10,662,000
   Depreciation, depletion and
      amortization                     8,064,000             --               --      1,812,000  (b)     9,876,000
   Exploration expenses                8,112,000             --               --           --            8,112,000
   Provision for losses and
      (gains) on disposition
      & write-down of assets             751,000             --               --           --              751,000
   General and administrative            690,000             --               --           --             987,000
   Production and ad valorem
      taxes                            1,078,000             --          297,000           --            1,078,000
                                       ---------                         -------                         ---------
   Total                              26,750,000      1,460,000        1,164,000      2,092,000         31,466,000

NET OPERATING INCOME
   (LOSS)                            (8,303,000)      2,163,000        2,162,000    (2,092,000)        (6,070,000)

OTHER INCOME (EXPENSE)
   Interest income                         5,000             --               --           --                5,000
   Interest expense                    (992,000)             --               --      (651,000)  (c)   (1,643,000)
                                       --------                                       --------         ----------
      Total                            (987,000)             --               --      (651,000)        (1,638,000)
                                       --------                                       --------         ----------

NET INCOME (LOSS) BEFORE
   INCOME TAXES                      (9,290,000)      2,163,000        2,162,000    (2,743,000)        (7,708,000)
INCOME TAXES (BENEFIT)                        --             --              --            --                   --

NET INCOME (LOSS                    $(9,290,000)     $2,163,000       $2,162,000   $(2,743,000)       $(7,708,000)

EARNINGS (LOSS) PER COMMON SHARE
   Primary
      Net earnings (loss)           $     (0.81)                                                      $     (0.67)

   Assuming full dilution
       Net earnings (loss)          $     (0.81)                                                      $     (0.67)

   Weighted average shares outstanding:
      Primary                         11,504,615                                                        11,504,615

    Assuming full dilution            11,504,615                                                        11,504,615

         The accompanying notes to pro forma financial statements are an integral part of this statement.


                                  PANACO, INC.
          Unaudited Pro Forma Combined Statement of Income (Operations)
                      For the Year Ended December 31, 1994

                                                         Zapata          Bayou                        PANACO, Inc.
                                      PANACO, Inc.     Properties    Sorrel Field       Pro Forma       Pro Forma
                                      (As Restated)    1/1-7/26/94   1/1-12/26/94      Adjustments      Combined
REVENUES
   Oil and gas sales                  $ 17,367,000    $ 7,540,000     $ 2,888,000   $      --         $ 27,795,000
   Future contracts                       (29,000)          --              --             --             (29,000)
   Total                                17,338,000      7,540,000       2,888,000          --           27,766,000

COSTS AND EXPENSES
   Lease operating                       5,231,000      3,317,000       1,942,000         480,000  (a)  10,970,000
   Depreciation, depletion and amort.    6,038,000          --             --           1,447,000  (b)   7,485,000
   Exploration expenses                     --              --             --              --               --
   Provision for losses and (gains)
     on disposition and write-down
     of assets                           1,202,000          --             --              --            1,202,000
   General and administrative              587,000          --            310,000          --              897,000
    Production and ad valorem taxes      1,006,000          --             --              --            1,006,000
                                         ---------                                                       ---------
     Total                              14,064,000      3,317,000       2,252,000       1,927,000       21,560,000

NET OPERATING INCOME (LOSS)              3,274,000      4,223,000         636,000     (1,927,000)        6,206,000

OTHER INCOME (EXPENSE)
   Interest income                          46,000          --             --              --               46,000
   Interest expense                    (1,669,000)          --             --           (788,000) (c)  (2,457,000)
                                       ----------                                       --------       ----------
     Total                             (1,623,000)          --             --           (788,000       (2,411,000)

NET INCOME (LOSS) BEFORE
   INCOME TAXES AND
   EXTRAORDINARY ITEM                    1,651,000      4,223,000         636,000     (2,715,000)        3,795,000

INCOME TAXES (BENEFIT)                      --              --             --              --                  --

EXTRAORDINARY ITEM-LOSS
   ON EARLY RETIREMENT OF
   DEBT                              $   (536,000)    $     --       $     --        $     --          $ (536,000)
                                     ------------     ------         ------          ------            ----------

NET INCOME (LOSS)                     $  1,115,000    $ 4,223,000    $    636,000    $(2,715,000)      $ 3,259,000

EARNINGS (LOSS) PER COMMON SHARE
   Primary
     Net (loss) before extraordinary item$    0.16                                                     $      0.37
     Extraordinary loss                     (0.05)                                                          (0.05)
       Net earnings (loss)               $    0.11                                                     $      0.33

   Assuming full dilution
      Earnings loss before
       extraordinary item                $    0.16                                                     $      0.38
     Extraordinary loss                     (0.05)                                                          (0.05)
       Net earnings (loss)               $    0.11                                                     $      0.33

   Weighted average shares outstanding:
     Primary                             9,952,870                                                       9,952,870
     Assuming full dilution             10,039,042                                                      10,039,042


         The accompanying notes to pro forma financial statements are an integral part of this statement.

     NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME (OPERATIONS)


1.  Basis of Presentation

The Unaudited Pro Forma Statement of Income (Operations) of PANACO, Inc. presents the combined effects of the acquisition of the Zapata properties and Bayou Sorrel Field as if the acquisitions had been consummated January 1st of each year.

2.  Pro Forma Entries

    (a)   To record the estimated additional insurance expense.
    (b) To record the additional depletion and depreciation expense for the increased property costs and production volumes (see Note 4 below).
    (c) To record the additional interest expense for increased term of borrowing (see Note 5 below).

3.  Taxes

No additional operating taxes are included for the Zapata properties as the production from these properties is from federal offshore waters and are not subject to severance taxes.

4.  Depletion, depreciation & amortization

Additional depletion and depreciation expense is included to reflect the additional property costs and production volumes assuming the transaction was consummated January 1. The original purchase prices are used for the cost of the properties. The actual purchase prices of the properties were reduced by the net income of the properties from the effective dates of the purchases until the closing dates.

5.  Interest

Additional interest expense is included as if the transactions had taken place January 1. It is assumed that the Zapata acquisition price was paid in cash and the Bayou Sorrel acquisition price was paid for using the Company's Primary
Credit Facility. Interest is computed on the additional borrowings at the estimated rates in effect at January 1.

                                           Independent Auditors' Report



To the Board of Directors
Panaco, Inc.


We have audited the accompanying schedules of Revenues, Direct Operating Expenses and Production Taxes of the Zapata properties (which were acquired by Panaco, Inc., on July 26, 1995) and the Bayou Sorrel Field (which was acquired by Panaco on December 27, 1995) for each of the two years in the period ended December 31, 1994. These schedules are the responsibility of Panaco, Inc.'s management. Our responsibility is to express an opinion on the schedules based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the Schedules of Revenues, Direct Operating Expenses and Production Taxes are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall schedule presentation. We believe that our audits provides a reasonable basis for our opinion.

The accompanying Schedules of Revenues, Selected Direct Operating Expenses and Production Taxes were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (for inclusion in the current report on Form 10-K) and is not intended to be a complete presentation of the Zapata properties and Bayou Sorrel Field's revenues and expenses.

In our opinion, the Schedules of Revenues, Direct Operating Expenses and Production Taxes referred to above present fairly, in all material respects, the revenues, selected direct operating expenses and production taxes of the Zapata properties and the Bayou Sorrel Field for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



BARRETT & ASSOCIATES
Overland Park, Kansas

December 15, 1995


                    ZAPATA PROPERTIES AND BAYOU SORREL FIELD

            SCHEDULES OF REVENUES, SELECTED DIRECT OPERATING EXPENSES
                              AND PRODUCTION TAXES


                                                                Year Ended December 31, 1994

Oil and gas revenues                              $  7,540,000          $  2,888,000           $  10,428,000

Selected direct operating expenses                $  3,317,000          $  1,942,000           $   5,259,000

Production taxes                                  $          0          $    310,000           $     310,000



                                                               Year Ended December 31, 1993


Oil and gas revenues                              $ 11,823,000          $  2,908,000            $ 14,731,000

Selected direct operating expenses                $  3,696,000          $  1,806,000            $  5,502,000

Production taxes                                  $          0          $    352,000            $    352,000







                                     See accompanying notes to this schedule.

                    ZAPATA PROPERTIES AND BAYOU SORREL FIELD

                       NOTES TO THE SCHEDULES OF REVENUES,
             SELECTED DIRECT OPERATING EXPENSES AND PRODUCTION TAXES

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies related to the Schedules of Revenues, Selected Direct Operating Expenses and Production Taxes of the Zapata properties and the Bayou Sorrel Field is presented to assist in understanding the schedules. The schedules and notes are representations of Panaco, Inc.'s management, which is responsible for the integrity and objectivity of the schedules. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the statement.

Acquisitions
     The Zapata properties were acquired by Panaco, Inc. on July 26, 1995 from Zapata Exploration Co. The Bayou Sorrel Field was acquired by Panaco, Inc. on December 27, 1995, from Shell-Western E&P, Inc.

Revenue Recognition
Revenues are recorded on the accrual basis, with volumes and prices being estimated for properties during periods when actual production information is not available.

Selected Direct Operating Expenses
     Selected direct operating expenses include necessary and ordinary expenses to maintain production. Insurance expense is not included since sufficient information is not available from the Seller. Management estimates insurance costs to be $280,000 per annum.

Depreciation, depletion and amortization
Depreciation,   depletion  and  amortization  is  not  presented  as  sufficient information is not available from the Seller.

Operating Taxes
No additional tax expense is included for the Zapata properties, as the production from federal offshore waters are not subject to state severance taxes.

General, Administrative, and Overhead  Expenses
General, administrative, and overhead expenses are not presented as sufficient information is not available from the Seller.

     Note 2 - 1995 REVENUES, SELECTED DIRECT OPERATING EXPENSES AND PRODUCTION TAXES (UNAUDITED)

The following is a schedule of revenues, selected direct operating expenses and production taxes for the periods in 1995 that Panaco, Inc. did not own the Zapata properties and the Bayou Sorrel Field. The schedule is not intended to be a complete presentation of the Zapata properties and Bayou Sorrel Field's revenues and expenses.


                                                     Oil and Gas         Selected Direct         Production
                                                      Revenues         Operating Expenses            Taxes
Zapata Properties
     January 1, 1995 to July 25, 1995                $ 3,623,000           $ 1,460,000           $       0

Bayou Sorrel
     January 1, 1995 to December 26, 1995              3,326,000               867,000              297,000

TOTAL                                                $ 6,949,000           $ 2,327,000           $  297,000


Note 3 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Quantities of Oil and Gas Reserves
The estimates of proved developed and proved undeveloped reserve quantities of the Zapata properties and the Bayou Sorrel Field at December 31, 1994 are based upon management's computation from the report of Panaco's independent petroleum engineers as of December 31, 1995, and do not purport to reflect realizable values or fair market values of the properties' reserves. It should be emphasized that reserve estimates are inherently imprecise and accordingly, these estimates are expected to change as future information becomes available. These are estimates only and should not be construed as exact amounts. All reserves are located in the United States. Reserve quantities for the Zapata properties and the Bayou Sorrel Field were not available at December 31, 1992, 1993, and 1994, and the balances at those dates were derived from production activity during 1993 and 1994.

Proved reserves are estimated reserves of natural gas and crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.


Proved developed and                       OIL (BBLS)                                  GAS (MCF)
undeveloped reserves                         Bayou                                       Bayou
                                Zapata       Sorrel         Total          Zapata        Sorrel         Total
Estimated reserves as of
   December 31, 1992            391,000    1,323,000      1,714,000      27,647,000    4,039,000     31,686,000

Production                     (54,000)    (143,000)      (197,000)     (4,924,000)    (228,000)    (5,152,000)

Estimated reserves as of
   December 31, 1993            337,000    1,180,000      1,517,000      22,723,000    3,811,000     26,534,000

Production                     (67,000)    (127,000)      (194,000)     (3,419,000)    (368,000)    (3,787,000)

Estimated reserves as of
   December 31, 1994            270,000    1,053,000      1,323,000      19,304,000    3,443,000     22,747,000

Proved, developed reserves:

   December 31, 1993           337,000     1,180,000      1,517,000      22,723,000    3,811,000     26,534,000
   December 31, 1994           270,000     1,053,000      1,323,000      19,304,000    3,443,000     22,747,000

Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows are computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the year-end estimated future production of proved oil and gas reserves. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

The accompanying table reflects the standardized measure of discounted future cash flows relating to the proved oil and gas reserves of the Zapata properties as of the two years ended December 31:

                                              1994                                          1993
                                             Bayou                                          Bayou
                              Zapata         Sorrel          Total         Zapata           Sorrel         Total

Future cash inflows       $ 45,181,000   $27,233,000     $72,414,000     $52,721,000    $30,121,000     $ 82,842,000
Future development
  and production costs      15,341,000     9,021,000      24,362,000      18,658,000     11,273,000       29,931,000
Future net cash flows       29,840,000    18,212,000      48,052,000      34,063,000     18,848,000       52,911,000
10% annual discount
  to reflect timing of
  cash flows                 1,821,000     5,532,000       7,353,000       1,821,000      5,532,000        7,353,000
Standardized measure
  before income taxes     $ 28,019,000   $12,680,000     $40,699,000    $ 32,242,000    $13,316,000     $ 45,558,000


Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows The accompanying table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to proved oil and gas reserves of the Zapata properties for each of the two years ended December 31:

                                             1994                                         1993
                                             Bayou                                        Bayou
                              Zapata         Sorrel          Total         Zapata         Sorrel           Total

Beginning balance         $ 32,242,000   $13,316,000    $45,558,000     $ 40,369,000   $14,066,000     $  54,435,000
  Sales of oil and gas,
  net of production
  costs                      4,223,000       636,000      4,859,000        8,127,000       750,000         8,877,000

Ending balance            $ 28,019,000   $12,680,000    $40,699,000     $ 32,242,000   $13,316,000     $  45,558,000