Form 10-Q
period 1996-06-30
PANACO INC
filed 1996-08-15
CIK 882074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q


         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996




         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26662


                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)


  Delaware                                           43 - 1593374

  (State or other jurisdiction of         (I.R.S. EmployerIdentification Number)
   incorporation or organization)

   1050 West Blue Ridge Boulevard, PANACO Building,
            Kansas City, MO                                      64145-1216

     (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (816) 942 - 6300






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X____ No _______ .




    12,345,361 shares of the registrant's $.01 par value Common Stock were outstanding as of June 30, 1996.

                                  PANACO, INC.
              Condensed Balance Sheets (Successful Efforts Method)
                                   (Unaudited)



 ASSETS                                                  As of                      As of
                                                     June 30, 1996            December 31, 1995
                                                ------------------------   ------------------------
 CURRENT ASSETS:
      Cash and cash equivalents                   $           1,248,000      $           1,198,000
      Accounts receivable                                     3,913,000                  4,386,000
      Prepaid expenses                                          505,000                    465,000
                                                ------------------------   ------------------------
         Total Current Assets                                 5,666,000                  6,049,000
                                                ------------------------   ------------------------


 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
      SUCCESSFUL EFFORTS METHOD OF ACCOUNTING:
      Oil and gas properties                                106,493,000                103,105,000
      Less: accumulated depreciation,
         depletion and amortization                        (77,303,000)               (73,620,000)
                                                ------------------------   ------------------------
         Net Oil and Gas Properties                          29,190,000                 29,485,000
                                                ------------------------   ------------------------


 PROPERTY, PLANT AND EQUIPMENT:
      Equipment                                                 248,000                    196,000
      Less: accumulated depreciation                          (112,000)                   (92,000)
                                                ------------------------   ------------------------
         Net Property, Plant and Equipment                      136,000                    104,000
                                                ------------------------   ------------------------


 OTHER ASSETS:
      Restricted deposits                                     1,735,000                          -
      Loan costs, net                                           362,000                    471,000
      Certificate of deposit                                     27,000                     26,000
      Note receivable                                            21,000                     21,000
      Other                                                      13,000                     13,000
                                                ------------------------   ------------------------
         Total Other Assets                                   2,158,000                    531,000
                                                ------------------------   ------------------------


 TOTAL ASSETS                                     $          37,150,000      $          36,169,000
                                                ========================   ========================




                                  PANACO, INC.
              Condensed Balance Sheets (Successful Efforts Method)
                                   (Unaudited)



 LIABILITIES AND STOCKHOLDERS' EQUITY                                        As of                            As of
                                                                         June 30, 1996                  December 31, 1995
                                                                    ------------------------         -----------------------
 CURRENT LIABILITIES:
      Accounts payable                                                $           6,703,000            $          4,444,000

      Interest payable                                                              239,000                         161,000
      Current portion of long-term debt                                                   -                               -
                                                                    ------------------------         -----------------------
         Total Current Liabilities                                                6,942,000                       4,605,000
                                                                    ------------------------         -----------------------


 LONG-TERM DEBT                                                                  18,390,000                      22,390,000
                                                                    ------------------------         -----------------------


 STOCKHOLDERS' EQUITY:
      Preferred stock, ($.01 par value,
         1,000,000 shares authorized; no
         shares issued and outstanding)                                                   -                               -

      Common stock, ($.01 par value, 20,000,000 shares authorized and 12,345,361
         and 11,504,615 shares issued and outstanding, respectively)                123,000                         115,000
      Additional paid-in capital                                                 23,090,000                      21,155,000
      Retained earnings (deficit)                                              (11,395,000)                    (12,096,000)
                                                                    ------------------------         -----------------------
         Total Stockholders' Equity                                              11,818,000                       9,174,000
                                                                    ------------------------         -----------------------









 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $          37,150,000           $           36,169,000
                                                                    ========================         =======================

                                  PANACO, INC.
                Statements of Income (Successful Efforts Method)
                        For the Six Months Ended June 30,
                                   (Unaudited)



                                                 1996                    1995
REVENUES
     Oil and natural gas sales               $12,732,000              $9,659,000
     Futures contracts                       (1,924,000)                       0
                                             ----------                        -
        Total                                 10,808,000               9,659,000
                                             -----------              ----------
COSTS AND EXPENSES
     General & administrative                    382,000                 314,000
     Depletion, depreciation & amortization    3,812,000               4,398,000
     Exploration expenses                              0               2,174,000
     Provision for losses and (gains) on
        disposition and write-downs of assets          0                       0
     Lease operating                           4,184,000               3,617,000
     Taxes                                       327,000                 626,000
                                                 -------                 -------
        Total                                  8,705,000              11,129,000
                                               ---------              ----------

NET OPERATING INCOME (LOSS)                    2,103,000             (1,470,000)
                                               ---------             ----------

OTHER INCOME (EXPENSE)
     Interest expense (net)                    (902,000)               (479,000)
                                               --------                --------


NET INCOME (LOSS) BEFORE INCOME TAXES
     & EXTRAORDINARY ITEM                      1,201,000             (1,949,000)

INCOME TAXES                                           0                       0
                                              ----------             -----------


NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM    1,201,000             (1,949,000)

EXTRAORDINARY LOSS                             (500,000)                       0
                                               --------                        -

NET INCOME (LOSS)                               $701,000            ($1,949,000)
                                                ========            ===========


Net income (loss) per share                        $0.06                 ($0.17)
                                                   =====                 ======

                                  PANACO, INC.
                Statements of Income (Successful Efforts Method)
                       For the Three Months Ended June 30,
                                   (Unaudited)



                                                 1996                    1995
REVENUES
     Oil and natural gas sales                $4,387,000              $4,183,000
     Futures contracts                         (918,000)                       0
                                               --------                        -
        Total                                  3,469,000               4,183,000
                                               ---------               ---------

COSTS AND EXPENSES
     General & administrative                    197,000                 134,000
     Depletion, depreciation & amortization    1,326,000               1,943,000
     Exploration expenses                              0               2,174,000
     Provision for losses and (gains) on
        disposition and write-downs of assets          0                       0
     Lease operating                           1,829,000               2,071,000
     Taxes                                       116,000                 246,000
                                                 -------                 -------
        Total                                  3,468,000               6,568,000

NET OPERATING INCOME (LOSS)                        1,000             (2,385,000)
                                                   -----             ----------

OTHER INCOME (EXPENSE)
     Interest expense (net)                    (450,000)               (190,000)
                                               --------                --------


NET INCOME (LOSS) BEFORE INCOME TAXES
     & EXTRAORDINARY ITEM                      (449,000)             (2,575,000)

INCOME TAXES                                           0                       0
                                               ---------             -----------


NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM    (449,000)             (2,575,000)

EXTRAORDINARY LOSS                             (500,000)                       0
                                               --------              -----------

NET INCOME (LOSS)                             ($949,000)            ($2,575,000)
                                              =========             ===========


Net income (loss) per share                      ($0.08)                 ($0.22)
                                                 ======                  ======


                                  PANACO, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                 Amount ($)
                                  Number of                            Additional           Retained
                                    Common          Common              Paid-in             Earnings
                                    Shares          Stock               Capital            (Deficit)

Balance, December 31, 1995           11,504,615        $115,000          $21,155,000       $(12,096,000)

Net income                                    0               0                    0             701,000

Common shares issued - warrants
exercised and ESOP contributions        840,746           8,000            1,935,000                   0
                                        -------           -----            ---------             -------


Balance, June 30, 1996               12,345,361        $123,000          $23,090,000       $(11,395,000)
                                     ==========        ========          ===========       ============



                                  PANACO, INC.
                             Statement of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                             1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) before extraordinary item                             $1,201,000            ($1,949,000)

     Adjustments to reconcile net income (loss) before
     extraordinary item to net cash provided by operating
     activities:
        Depletion, depreciation and amortization                              3,703,000               4,248,000
        Exploration expenses                                                          0               2,174,000
        Amortization of loan costs                                              109,000                 150,000

        Changes in operating assets and liabilities:
            Certificates of Deposits - escrow                                   (1,000)                  21,000
            Accounts receivable                                                 473,000                 651,000
            Prepaid expenses                                                   (40,000)               (205,000)
            Other assets                                                              0                  44,000
            Accounts payable                                                  2,365,000               1,270,000
            Interest payable                                                     78,000               (106,000)
            Extraordinary loss - fire loss                                    (500,000)                       0
                                                                              --------                ---------
                       Net cash provided by operating activities              7,388,000               6,298,000
                                                                              ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Sale of oil and gas properties                                                0                   2,000
        Capital expenditures and acquisitions                               (3,388,000)             (2,038,000)
        Purchase of other property and equipment                               (52,000)                 (2,000)
        Increase in restricted deposits                                     (1,735,000)                       0
                                                                            ----------              -----------
                       Net cash used by investing activities                (5,175,000)             (2,038,000)
                                                                            ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                         (4,000,000)             (7,000,000)
        Issuance of common stock-exercise of warrants                         1,837,000               2,476,000
                                                                              ---------               ---------
            Net cash provided (used) by financing activities                (2,163,000)             (4,524,000)
                                                                            ----------              ----------

NET INCREASE (DECREASE) IN CASH                                                  50,000               (264,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                1,198,000               1,583,000

CASH AND CASH EQUIVALENTS AT JUNE 30,                                        $1,248,000              $1,319,000
                                                                             ==========              ==========

     Supplemental disclosures of cash flow information: Cash paid for six months ended June 30:
                       Interest                                                $774,000                $587,000

     Disclosure of accounting policies:

     1. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents.

     2. 24,220 Common Shares were issued related to the Company's ESOP in a non-cash transaction.

                                  PANACO, INC.
                          NOTES TO FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations and changes in stockholders' equity and cash flows for the periods ended June 30, 1996 and 1995. Most adjustments made to the financial statements are of a normal, recurring nature. Other adjustments, if any, are discussed in later notes.

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

3. The results of operations for the six months ended June 30, 1996 are not indicative of the results to be expected for the full year. On April 24, 1996 the Company experienced an explosion and fire at Tank Battery #3 in West Delta. Since that time, the fields have been shut-in while repairs are being made. No revenues for the 67 remaining days in the second quarter of 1996 have been recorded, while at the same time, a large part of lease operating expenses associated with West Delta are fixed costs, and have stayed at relatively the same level as before the fire. Production taxes decreased as a result of the 67 days without production from West Delta in the second quarter, a large part of which is in Louisiana State waters and is subject to severance taxes. Interest expense is also up as a result of the fire due to reduced cash flows, coupled with increased spending to repair Tank Battery #3. The Company did not begin to receive reimbursement from insurance for repairing the platform until third quarter, 1996. The Company estimates that the field will begin production again in September 1996, which will also have an impact on third quarter results.

4. The net income per share for the six months ended June 30, 1996 and 1995 has been calculated based on 12,345,361 and 11,848,649 weighted average shares outstanding, respectively and 12,206,886 and 11,509,728 weighted average shares for the three months ended June 30, 1996 and 1995, respectively.

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


Proved developed and undeveloped reserves          Oil                    Gas
                                                  (Bbls)                 (Mcf)

December 31, 1995                                 1,900,000           46,711,000
Purchase of minerals-in-place                           -0-                  -0-
Production                                        (151,000)          (3,666,000)
Sale of minerals-in-place                               -0-                  -0-
Revisions of previous estimates                         -0-                  -0-
                                                -----------          -----------
Estimated reserves at June 30, 1996               1,747,000          43,005,000
                                                ===========          ==========

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since June 30, 1996. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

     6. The Company's common stock is quoted on the National Market System of NASDAQ. The last trade on June 28 was at $4.1875 per share.

     7. The Company is party to various escrow agreements which provide for monthly deposits into escrow accounts to satisfy future plugging and abandonment obligations. The terms of the agreements vary as to deposit amounts, based upon fixed monthly amounts or percentages of the properties' net income. With respect to plugging and abandonment operations, funds are partially or completely released upon the presentation by the Company to the escrow agent of evidence that the operation was conducted in compliance with applicable laws and regulations. These amounts are included on the financial statements as Restricted Deposits.

     8. On April 24, 1996 the Company experienced an explosion and fire on Tank Battery #3 in West Delta. The fire was caused by a service company performing work on the facility. The extraordinary loss from the fire is management's estimate of the Company's shortfall on insurance reimbursement of repairing the facilities, which includes a $225,000 deductible. The Company will seek to recover these costs, along with lost profits, from the company whose workers caused the fire.

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


Liquidity and Capital Resources

     As discussed in notes to the financial statements, the Company experienced an explosion and fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in to date. The loss of 67 days of production, a corresponding decrease in expenses and an extraordinary loss on repairing of the facility caused a ($.08) per share loss, compared to a $.05 per share gain from previous earnings projections.

     The shut-in of West Delta brought about a loss in revenues of $2.4 million. The decrease in production also brought about a decrease in operating taxes of $75,000, as a portion of the production from West Delta is in Louisiana State waters and is subject to State severance taxes. Although production was shut in for 67 days in the second quarter, resulting in a decrease in West Delta lease operating expenses of $350,000 from expected levels, a large part of the lease operating expenses in West Delta are fixed expenses and continue.

     The Company is incurring the expenditures of repairing the facility and being reimbursed by its insurance company. The Company began receiving these reimbursements during the third quarter of 1996. These repair expenditures, coupled with the decrease in net operating cash flows discussed above resulted in higher borrowing levels and interest expense.

     The resulting decrease in revenues, net of the corresponding production taxes, slightly lower lease operating expense levels and higher interest expense decreased current assets (cash and accounts receivable) by approximately $2.0 million at the end of second quarter of 1996. The repair expenditures on Tank Battery #3, with no corresponding insurance reimbursement, also decreased cash and increased accounts payable and long-term debt. Through June 30, 1996 the Company had paid $500,000 for repairs of Tank Battery #3. Accounts payable included another $1,747,000 in expenditures that had been accrued but not paid. These items combined to impact current assets and liabilities as well as limit the Company's ability to pre-pay its long-term debt.

     The price received for natural gas averaged $2.44 per Mcf and $19.50 per barrel for oil for the three month period ended June 30, 1996. Cash flow is currently being used to reduce liabilities, pay general and administrative overhead and drill and rework wells.

     At June 30, 1996, 79% of the Company's total assets were represented by oil and gas properties, net of depreciation, depletion and amortization.

     The Company borrowed $21,564,000 in 1991, collateralized by the West Delta offshore properties and its onshore properties. The lenders received a net profits interest (NPI) in the West Delta properties. During the three months ended March 31, 1996, payments with respect to this NPI averaged $53,000 per month. Due to the explosion and fire at Tank Battery #3, no NPI payments were made in the three months ended June 30, 1996.

     Effective December 31, 1993 the Company entered into a Senior Second Mortgage Term Loan Agreement with a group of seven lenders represented by Kayne Anderson Investment Management, Inc. The loan agreement permitted the Company to borrow $5,000,000 to fund capital projects during 1994 and, at the discretion of the lenders, a second $5,000,000 which may be borrowed in connection with an acquisition. The $5,000,000 loaned to the Company under this loan agreement requires payments of interest only, 45 days after the end of each calendar quarter, at a rate of 12% per annum. The Company may deliver PIK (payment in kind) notes in satisfaction of up to $1,000,000 in interest obligations. The loan agreement contains certain financial covenants including restrictions on other indebtedness and payment of dividends. The note matures on December 31, 1999 and is secured by a second mortgage on most of the Company's existing offshore oil and gas properties. The lenders were issued 815,256 (816,256 after other adjustments) shares of common stock at an exercise price of $2.25 per share, anytime prior to December 31, 1998. By February 1996 all of these options had been exercised.

     On July 1, 1994 the Company entered into a Credit Agreement with First Union National Bank of North Carolina, as the agent for Lenders Signatory thereto ("Primary Credit Facility"). Initially the only lender was First Union National Bank of North Carolina. Banque Paribas has become a 35% participant in this facility. The loan is a reducing revolver designed to provide the Company up to $30 million depending on the Company's borrowing base. The Company's borrowing base at June 30, 1996 was $21 million. The principal amount of the loan is due July 1, 1998. However, at no time may the Company have outstanding borrowings under the Credit Agreement in excess of its borrowing base. Should the borrowing base ever be determined to be less than the outstanding principal owed under the Credit Agreement the Company must immediately pay that difference to the lenders. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Management feels that this loan arrangement greatly facilitates its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions.

     Pursuant to existing agreements the Company is required to deposit funds in escrow accounts to assure satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Commencing in January 1996 the Company deposits $25,000 per month in escrow until such time as $1,500,000 has been deposited, to satisfy such obligations with respect to the Bayou Sorrel Field. Each month $25,000 is deposited, until another $500,000 has been deposited, to satisfy such obligations with respect to a portion of its West Delta properties. Pursuant to the Company's agreement to acquire the offshore properties with Zapata Exploration Company, it agreed to escrow 80% of the net income from the East Breaks Fields until such time as the Minerals Management Service of the Department of the Interior, which has jurisdiction over oil and gas operations in the Outer Continental Shelf, has approved the transfer of East Breaks 109 and 110 to the Company, which approval is expected during third quarter 1996. In addition, the Company has $8,150,000 in performance bonds to secure its plugging and abandonment operations.

     Under a swap agreement the Company has hedged the price of natural gas by selling the equivalent of 15,000 MMBTU per day for 1996 at fixed prices which range from $2.25 for January to $1.75 for July. If the closing price (settlement price) on NYMEX for natural gas futures is greater than the swap price for a given month the Company must pay that difference to the bank which effected the swap. If the settlement price is less than the swap price the bank must pay that difference to the Company. By entering into the swap in December 1995 the Company locked in the fixed prices on 15,000 MMBTU per day for each month in 1996. Because settlement prices have been above the fixed prices each month the Company has been required to pay the difference to the bank which effected the swap. Since the Company sells its natural gas on the spot market it realizes prices which approximate the settlement prices on NYMEX, less differences for transportation due to pipeline locations that are varying distances from Henry Hub, Louisiana which is the delivery point used for natural gas futures on NYMEX. Generally these differences are anticipatable and not significant. However, to the extent that these differences become significant the Company may realize more or less on its spot sales of gas than was anticipated and may be impacted beneficially or detrimentally by erratic fluctuations in the natural gas spot market or the futures market on NYMEX. Both such eventualities have occurred so far this year. These erratic fluctuations which have characterized the natural gas market in recent months have exposed the Company to market and credit risks. In those months in which the spot price is below the settlement price, the net amount realized by the Company on its total gas sales would be proportionately reduced by the swap agreements. At present natural gas futures on NYMEX for the remaining months of 1996 are all above the fixed prices under the swap agreement and the Company anticipates that this will result in its realizing less for its natural gas due to amounts required for payments to the bank under the swap agreement. Management entered into the swap agreement to assure the Company of not receiving less than the fixed prices established under the agreement for at least 15,000 MMBTU's of natural gas per day in 1996. This gave the Company assurance that it would be in a position to timely amortize its long-term debt. Long-term debt had increased with acquisitions of the Zapata offshore properties and Bayou Sorrel Field from Shell. Management has generally used hedge transactions to protect its cash flows when long-term debt has been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a swap contract relates. The Fair Value of these remaining swap transactions at June 30, 1996 was ($ 2.6 million) due to the high natural gas futures market prices on that date.

     Through the six months ended June 30, 1996 the Company had spent $3.4 million in capital expenditures, primarily for development of its oil and gas properties. The majority of the development costs were incurred to drill developmental wells in the Bayou Sorrel Field and for the Company's share of successfully recompleting two wells on Eugene Island Block 372, which is operated by Unocal.

     During 1995 the Company raised $3,173,000 in equity by virtue of the exercise of options and warrants. Through June 30, 1996 the Company had raised $1,837,000 in equity as a result of the exercise of warrants.

Results of Operations

For the six months ended June 30, 1996:

     Oil and natural gas sales increased 32% for the first six months of 1996 when compared to the same period in 1995.

     Natural gas production decreased 31% to 3,666,000 Mcf for the first six months of 1996 from 5,284,000 Mcf for the same period in 1995. This decrease is primarily due to two factors: 67 days of no production from West Delta due to the April 24, 1996 explosion and fire; and higher production in 1995 from West Delta (above anticipated 1996 production had the explosion not occurred) from four horizontal wells drilled in 1994 that had declined significantly by the end of 1995. These two factors were offset by the production from the Zapata and Bayou Sorrel properties not owned during the second quarter of 1995.

     Oil production was also reduced by the Tank Battery #3 explosion and fire, however, production for the first six months of 1996 increased 135% to 151,000 barrels from 65,000 barrels in the same period in 1995. Oil production from the Zapata and Bayou Sorrel properties more than offset the decrease from West Delta.

     On an Mcf equivalent basis, total oil and natural gas production decreased 19% for the first six months in 1996 compared to the same period in 1995.

     These reductions in production were more than offset by higher natural gas prices in 1996 when compared to 1995. Natural gas prices averaged $2.73 per Mcf for the first six months in 1996 compared to $1.59 for the same period in 1995. While oil prices decreased to $17.92 per barrel for the first six months in 1996 from $19.10 in 1995, the increased production as noted above offset this price decline.

     Futures contracts resulted in a loss of $1.9 million for the first six months in 1996. This contract loss averaged $.52 per Mcf, bringing the average price received per Mcf to $2.21. This average price per Mcf received compares favorably with the $1.59 received in 1995.

     The Company entered into a natural gas swap agreement beginning January 1, 1996 for the sale of 15,000 MMBTU of gas each day in 1996 with contract prices ranging from $1.75 per MMBTU to $2.25 per MMBTU. Prior to this agreement, the Company had entered into a natural gas price floor contract that expired December, 1994 and a natural gas swap agreement that expired September, 1993.

     Depletion, depreciation and amortization decreased 13% for the first six months of 1996 primarily due to the decreased production from West Delta as a result of the explosion and fire.

     Exploration expenses in 1995 were due to two dry exploratory wells drilled on South Timbalier Block 33 and Eugene Island Block 50 in the second quarter. The Company has not drilled any exploratory wells in 1996.

     Lease operating expenses decreased, in part due to the changes in expenses associated with the April 24, 1996 explosion and fire at Tank Battery #3 in West Delta, to 33% of oil and natural gas sales for the first six months of 1996 from 37% for the same period in 1995. A large part of the expenses of West Delta are fixed in nature and continued, even with the fields being shut-in. Higher oil and natural gas sales in 1996 also contributed to the decrease as a percentage of these amounts.

     The increase in the dollar amount of lease operating expenses for the first six months of 1996 is primarily due to the five additional offshore properties purchased from Zapata Exploration Company in July, 1995 and the Bayou Sorrel Field purchased from Shell Western E & P, Inc. in December, 1995.

     Taxes decreased to 2.5% of oil and natural gas sales in the first six months of 1996 from 6.9% of oil and natural gas sales for the same period in 1995. A part of the decrease is due to the 67 days of lost production from West Delta, which has a large percentage of its production in Louisiana State waters which are subject to severance taxes.

     The decrease is also due to the shift in the Company's production volumes from properties subject to severance taxes to federal offshore waters (primarily the Zapata properties) that are not subject to such taxes.

     Interest expense (net) increased 56% for the first six months of 1996 compared to the same period in 1995 due to the increase in debt incurred in December 1995 in connection with the purchase of the Bayou Sorrel Field from Shell Western E & P, Inc.

     The April 24 West Delta explosion and repairs resulting in decreased discretionary cash flows did not permit the Company to lower its long-term debt levels as quickly as anticipated, and correspondingly contributed to an increase in interest expense.

For the three months ended June 30, 1996:

     Oil and natural gas sales increased 5% for the three months ended June 30, 1996 when compared to the same period in 1995.

     Natural gas production decreased 33% to 1,348,000 Mcf for the first six months of 1996 from 2,022,000 Mcf for the same period in 1995. This decrease is primarily due to two factors: 67 days of no production from West Delta due to the April 24, 1996 explosion and fire; and higher production in 1995 from West Delta (above anticipated 1996 production had the explosion not occurred) from four horizontal wells drilled in 1994 that had declined significantly by the end of 1995. These two factors are offset by the production from the Zapata and Bayou Sorrel properties not owned in the second quarter of 1995.

     Oil production was also reduced by the Tank Battery #3 explosion and fire, however, production for the three months ended June 30, 1996 increased 107% to 56,000 barrels from 27,000 barrels in the same period in 1995. Oil production from the Zapata and Bayou Sorrel properties more than offset the decrease from West Delta.

     On an Mcf equivalent basis, total oil and natural gas production decreased 23% for the three months ended June 30, 1996 compared to the same period in 1995.

     The reductions in production were more than offset by higher natural gas prices in 1996 when compared to 1995. Natural gas prices averaged $2.44 per Mcf for the three months ended June 30, 1996 compared to $1.77 for the same period in 1995. While oil prices decreased to $19.50 per barrel for the three months ended June 30, 1996 from $22.37 in 1995, the increased production as noted above offset this price decline.

     Futures contracts resulted in a loss of $918,000 for the three months ended June 30, 1996. This contract loss averaged $.68 per Mcf, bringing the average price received per Mcf to $1.76. This average price per Mcf remained relatively flat from the $1.77 received in 1995.

     Depletion, depreciation and amortization decreased 32% for the three months ended June 30, 1996 primarily due to the decreased production from West Delta as a result of the explosion and fire.

     Exploration expenses in 1995 were due to two dry exploratory wells drilled on South Timbalier Block 33 and Eugene Island Block 50 in the second quarter. The Company has not drilled any exploratory wells in 1996.

     Lease operating expenses decreased in part due to some expenses associated with the April 24, 1996 explosion and fire at Tank Battery #3 in West Delta, to 42% of oil and natural gas sales for the three months ended June 30, 1996 from 46% for the same period in 1995. A large part of the West Delta operating expenses are fixed in nature and continued, even with the fields being shut-in. Higher oil and natural gas sales in 1996 also contributed to the decrease as a percentage of these amounts. The West Delta operating expense decrease was offset by operating expenses associated with the Zapata and Bayou Sorrel properties not included in the 1995 lease operating expenses.


     Taxes decreased to 2.6% of oil and natural gas sales in the three months ended June 30, 1996 from 5.9% of oil and natural gas sales for the same period in 1995. A part of the decrease is due to the 67 days of lost production from West Delta, which has a large percentage of its production in Louisiana State waters which are subject to severance taxes.

     The decrease is also due to the shift in the Company's production volumes from properties located in state waters subject to severance taxes to federal offshore waters (primarily the Zapata properties) that are not subject to such taxes.

     Interest expense (net) increased 137% for the three months ended June 30, 1996 compared to the same period in 1995 due to the increase in debt incurred in December 1995 in connection with the purchase of the Bayou Sorrel Field from Shell Western E & P, Inc.

     The April 24 West Delta explosion and repairs resulting in decreased discretionary cash flows and did not permit the Company to lower its long-term debt levels as quickly as anticipated, which also caused an increase in interest expense.

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

     None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.           OTHER INFORMATION

     On April 24, 1996 the Company experienced a fire, caused by a service company, which has forced the shut down of Tank Battery #3 in West Delta. There were no personnel injuries or environmental damage. It is estimated that the fields will be shut-in until September while repairs are made.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

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

                                  PANACO, INC.


Date: August 14, 1996                       /s/Todd R.Bart
                                            Todd R.Bart, Chief Financial Officer