Form 10-Q/A
period 1996-09-30
PANACO INC
filed 1996-12-30
CIK 882074

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q


                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996




          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26662


                            PANACO, Inc.
       (Exact name of registrant as specified in its charter)


            Delaware                                  43 - 1593374
(State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer Identification Number)


1050 West Blue Ridge Boulevard, PANACO Building,
                  Kansas City, MO                        64145-1216
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




   12,345,361 shares of the registrant's $.01 par value Common Stock were outstanding as of September 30, 1996.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  PANACO, INC.
              Condensed Balance Sheets (Successful Efforts Method)
                                   (Unaudited)




 ASSETS                                                               As of                      As of
                                                                 September 30, 1996        December 31, 1995
                                                             ---------------------------------------------------
 CURRENT ASSETS:
      Cash and cash equivalents                                  $           766,000      $           1,198,000

      Accounts receivable                                                  4,435,000                  4,386,000
      Accounts receivable - sale of Bayou Sorrel                          11,152,000
                                                                                                              -
      Prepaid expenses                                                       359,000                    465,000
                                                             ------------------------   ------------------------
         Total Current Assets                                             16,712,000
                                                                                                      6,049,000
                                                             ------------------------   ------------------------


 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
      SUCCESSFUL EFFORTS METHOD OF ACCOUNTING:
      Oil and gas properties                                             103,015,000                103,105,000
      Less: accumulated depreciation,
         depletion and amortization                                     (77,526,000)               (73,620,000)
                                                             ------------------------   ------------------------
         Net Oil and Gas Properties                                       25,489,000                 29,485,000
                                                             ------------------------   ------------------------


 PROPERTY, PLANT AND EQUIPMENT:
      Equipment                                                              248,000                    196,000
      Less: accumulated depreciation                                       (122,000)                   (92,000)
                                                             ------------------------   ------------------------
         Net Property, Plant and Equipment
                                                                             126,000                    104,000
                                                             ------------------------   ------------------------


 OTHER ASSETS:
      Restricted deposits                                                  1,733,000                          -
      Loan costs, net                                                        323,000                    471,000
      Certificate of deposit                                                  27,000                     26,000
      Note receivable                                                         21,000                     21,000
      Other                                                                   13,000                     13,000
                                                             ------------------------   ------------------------
         Total Other Assets                                                2,117,000                    531,000
                                                             ------------------------   ------------------------


 TOTAL ASSETS                                                  $          44,444,000      $          36,169,000
                                                             ========================   ========================

                                  PANACO, INC.
              Condensed Balance Sheets (Successful Efforts Method)
                                   (Unaudited)




 LIABILITIES AND STOCKHOLDERS' EQUITY                                        As of                           As of
                                                                           September 30, 1996          December 31, 1995
                                                                    --------------------------------------------------------
 CURRENT LIABILITIES:
      Accounts payable                                                  $        8,569,000            $           4,444,000

      Interest payable                                                             240,000                          161,000
      Current portion of long-term debt                                                 -                                -
                                                                    -----------------------         ------------------------
         Total Current Liabilities                                               8,809,000                        4,605,000
                                                                    -----------------------         ------------------------


 LONG-TERM DEBT                                                                25,137,000                        22,390,000
                                                                    -----------------------         ------------------------


 STOCKHOLDERS' EQUITY:
      Preferred stock, ($.01 par value,
         5,000,000 shares authorized; no
         shares issued and outstanding)                                                -                                -
      Common stock, ($.01 par value, 40,000,000 shares authorized and 12,345,361
         and 11,504,615 shares issued and outstanding, respectively)               123,000                          115,000
      Additional paid-in capital                                                23,090,000                       21,155,000
      Retained earnings (deficit)                                             (12,715,000)                     (12,096,000)
                                                                    -----------------------         ------------------------
         Total Stockholders' Equity                                             10,498,000                        9,174,000
                                                                    -----------------------         ------------------------









 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $       44,444,000            $          36,169,000
                                                                    =======================         ========================



                                  PANACO, INC.
                Statements of Income (Successful Efforts Method)
                     For the Nine Months Ended September 30,
                                   (Unaudited)




                                                                                  1996                               1995
                                                                               ----------                        ----------
 REVENUES
          Oil and natural gas sales                                         $  13,257,000                      $ 13,660,000

 COSTS AND EXPENSES
          General & administrative                                                573,000                           442,000
          Depletion, depreciation & amortization                                4,981,000                         6,277,000
          Exploration expenses                                                         -                          2,174,000
          Provision for losses and (gains) on
                   disposition and write-downs of assets                          (4,000)                                -
          Lease operating                                                       6,049,000                         5,729,000
          Taxes                                                                   429,000                           810,000
                                                                           ---------------                    --------------
                   Total                                                       12,028,000                        15,432,000
                                                                           ---------------                    --------------
 NET OPERATING INCOME (LOSS)                                                    1,229,000                       (1,772,000)
                                                                           ---------------                    --------------
 OTHER INCOME (EXPENSE)
          Interest expense (net)                                              (1,347,000)                         (720,000)
                                                                           ---------------                    --------------

 NET INCOME (LOSS) BEFORE INCOME TAXES
          & EXTRAORDINARY ITEM                                                  (118,000)                       (2,492,000)

 INCOME TAXES                                                                         -                                  -
                                                                           ---------------                    --------------

 NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                    (118,000)                       (2,492,000)

 EXTRAORDINARY LOSS                                                             (500,000)                                 -
                                                                           ---------------                    --------------
 NET INCOME (LOSS)                                                         $    (618,000)                     $ (2,492,000)
                                                                           ===============                    ==============

 Net income (loss) per share                                               $       (0.05)                     $      (0.21)
                                                                           ===============                    ==============

                                  PANACO, INC.
                Statements of Income (Successful Efforts Method)
                    For the Three Months Ended September 30,
                                   (Unaudited)




                                                                                 1996                              1995
                                                                              ---------                         ---------
 REVENUES
          Oil and natural gas sales                                        $    2,449,000                   $    4,001,000

 COSTS AND EXPENSES
          General & administrative                                                191,000                          128,000
          Depletion, depreciation & amortization                                1,169,000                        1,879,000
          Exploration expenses                                                         -                                -
          Provision for losses and (gains) on
                   disposition and write-downs of assets                          (4,000)                               -

          Lease operating                                                       1,865,000                        2,112,000
          Taxes                                                                   102,000                          184,000
                                                                           ---------------                    -------------
                   Total                                                        3,323,000                        4,303,000
                                                                           ---------------                    -------------
 NET OPERATING INCOME (LOSS)                                                    (874,000)                        (302,000)
                                                                           ---------------                    -------------
 OTHER INCOME (EXPENSE)
          Interest expense (net)                                                (445,000)                        (241,000)
                                                                           ---------------                    -------------

 NET INCOME (LOSS) BEFORE INCOME TAXES
          & EXTRAORDINARY ITEM                                                (1,319,000)                        (543,000)

 INCOME TAXES                                                                          -                                -
                                                                           ---------------                    -------------

 NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  (1,319,000)                        (543,000)

 EXTRAORDINARY LOSS                                                                    -                                -
                                                                           ---------------                    -------------
 NET INCOME (LOSS)                                                        $   (1,319,000)                 $      (543,000)
                                                                           ===============                    =============
 Net income (loss) per share                                              $        (0.11)                 $         (0.04)
                                                                           ===============                    =============


                                  PANACO, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)



                                                                           Amount ($)
                                                  -----------------------------------------------------
                                  Number of                         Additional               Retained
                                    Common            Common          Paid-in                Earnings
                                    Shares            Stock           Capital                (Deficit)
                                 ------------     -----------    ---------------          -------------
 Balance, December 31, 1995       11,504,615     $   115,000       $ 21,155,000           $(12,096,000)

 Net income                               -               -                  -                (618,000)

 Common shares issued - warrants
 exercised and ESOP contribution     840,746           8,000          1,935,000                      -
                                  -----------     -----------    ---------------          -------------
 Balance, September 30, 1996      12,345,361   $     123,000       $ 23,090,000           $(12,714,000)
                                   ==========     ===========    ===============          =============



                                  PANACO, INC.
                             Statement of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                         1996                        1995
                                                                                     -----------                  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss) before extraordinary item                             $    (118,000)              $  (2,492,000)
          Adjustments to reconcile net income (loss) before extraordinary item to net cash provided by operating activities:
                   Depletion, depreciation and amortization                            4,824,000                   6,052,000
                   Exploration expenses                                                       -                    2,174,000
                   Amortization of loan costs                                            157,000                     225,000
                   Changes in operating assets and liabilities:
                            Certificates of Deposits - escrow                            (1,000)                      21,000
                            Accounts receivable                                         (49,000)                   (110,000)
                            Prepaid expenses                                             106,000                   (405,000)
                            Other assets                                                      -                       44,000
                            Accounts payable                                           4,231,000                     916,000
                            Interest payable                                              79,000                    (34,000)
                            Extraordinary item - fire loss                             (500,000)                          -
                                                                                     ------------                ------------
                                     Net cash provided by operating activities         8,729,000                   6,391,000
                                                                                     ------------                ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
                   Accounts receivable - sale of Bayou Sorrel                       (11,152,000)                          -
                   Sale of oil and gas properties                                     11,158,000                       9,000
                   Capital expenditures and acquisitions                            (11,804,000)                 (5,396,000)
                   Purchase of other property and equipment                             (52,000)                    (33,000)
                   Increase in restricted deposits                                   (1,886,000)                          -
                                                                                     ------------                ------------
                                     Net cash used by investing activities          (13,736,000)                 (5,420,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
                   Long-term debt proceeds                                             7,500,000                   3,365,000
                   Repayment of long-term debt                                       (4,753,000)                 (7,000,000)
                   Issuance of common stock-exercise of warrants                       1,837,000                   2,554,000
                   Additional loan costs                                                 (9,000)                          -
                                                                                     ------------                ------------
                            Net cash provided (used) by financing activities           4,575,000                 (1,081,000)
                                                                                     ------------                ------------

 NET INCREASE (DECREASE) IN CASH                                                       (432,000)                   (110,000)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        1,198,000                   1,583,000
                                                                                     ------------                ------------

 CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                                        $     766,000               $   1,473,000
                                                                                     ============                ============

          Supplemental disclosures of cash flow information:  Cash paid for nine months ended September 30:
                                     Interest                                      $   1,180,000               $     757,000

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


                                  PANACO, INC.
                          NOTES TO FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations and changes in stockholders' equity and cash flows for the periods ended September 30, 1996 and 1995. Most adjustments made to the financial statements are of a normal, recurring nature. Other adjustments, if any, are discussed in later notes.

2. Effective December 31, 1995, the Company changed its method of accounting for oil and gas operations from the full cost to the successful efforts method. Management concluded that the successful efforts method will better enable investors and others to compare the Company to similar oil and gas companies, the majority of which follow the successful efforts method.

         Under the successful efforts method, lease acquisition costs are capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. The carrying amounts of proven and unproved properties are reviewed periodically on a property-by-property basis, based on future net cash flows determined by an independent engineering firm, with an impairment reserve provided if conditions warrant.

         The Company recognizes its ownership interest in oil and gas sales as revenue and records revenues on an accrual basis.

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

3. The results of operations for the nine months ended September 30, 1996 are not indicative of the results to be expected for the full year. On April 24, 1996 the Company experienced an explosion and fire at Tank Battery #3 in West Delta. The fields were shut-in through October 7th while repairs were being made. No revenues for the 67 remaining days in the second quarter and the full third quarter of 1996 were recorded, while at the same time, a large part of lease operating expenses associated with West Delta are fixed costs, and have stayed at relatively the same level as before the fire. Production taxes decreased as a result of the lost production from West Delta , a large part of which is in Louisiana State waters and is subject to severance taxes. Interest expense is also up as a result of the fire due to reduced cash flows, coupled with increased spending to repair Tank Battery #3. The Company did not begin to receive insurance reimbursement for repairing the platform until the third quarter of 1996. The Company began producing oil and natural gas from the West Delta fields on October 7th.

4. The net income per share for the nine months ended September 30, 1996 and 1995 has been calculated based on 12,253,382 and 11,649,091 weighted average shares outstanding, respectively and 12,345,361 and 11,661,540 weighted average shares for the three months ended September 30, 1996 and 1995, respectively.

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


Proved developed and undeveloped reserves            Oil                 Gas
                                                    (Bbls)              (Mcf)

December 31, 1995                                 1,900,000           46,711,000
Purchase of minerals-in-place                           -0-                  -0-
Production                                        (203,000)          (4,590,000)
Sale of minerals-in-place                         (805,000)          (3,102,000)
Revisions of previous estimates                         -0-                  -0-
Estimated reserves at September 30, 1996            892,000          39,019,000

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since September 30, 1996. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

     6. The Company's common stock is quoted on the National Market System of NASDAQ. The last trade on September 30 was at $5.375 per share.

7. The Company is party to various escrow agreements which provide for monthly deposits into escrow accounts to satisfy future plugging and abandonment obligations. The terms of the agreements vary as to deposit amounts, based upon fixed monthly amounts or percentages of the properties' net income. With respect to plugging and abandonment operations, funds are partially or completely released upon the presentation by the Company to the escrow agent of evidence that the operation was or is being conducted in compliance with applicable laws and regulations. These escrow amounts are included on the financial statements as Restricted Deposits.

8. On April 24, 1996 the Company experienced an explosion and fire on Tank Battery #3 in West Delta. The fire was caused by a service company performing work on the facility. The extraordinary loss, recorded in the second quarter of 1996, is management's estimate of the Company's shortfall on insurance reimbursement of repairing the facilities, which includes a $225,000 deductible. The Company will seek to recover these costs, along with lost profits, from the company whose workers caused the fire.

     9. As of September 1, 1996 the Company sold its Bayou Sorrel Field to National Energy Group, Inc. for $11,000,000, $9,000,000 in cash and $2,000,000 in National Energy Group, Inc. common stock. National Energy Group, Inc. will also reimburse the Company for deposits it has made into an escrow agreement for the plugging and abandonment obligation, through September 30, this amount was $152,000. The Company will also retain an overriding royalty interest in the deep rights of the field.

10. At December 31, 1995 the Company had net operating loss carryforwards for federal income tax purposes of $15,765,000 which are available to offset future federal taxable income through the year 2010.

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


Liquidity and Capital Resources

         As discussed in notes to the financial statements, the Company experienced an explosion and fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in through October 7, 1996. The loss of 67 days of production in the second quarter and the entire third quarter, an extraordinary loss incurred in repairing the facility and a decrease in some of the direct operating expenses and production taxes have resulted in a loss of ($.19) per share for the second and third quarters of 1996 versus per share net income of $.02 from previous estimates.

         The shut-in of West Delta brought about a loss in year to date revenues of $5.4 million. The decrease in production also brought about a decrease in operating taxes of $178,000, as a portion of the production from West Delta is in Louisiana State waters and is subject to State severance taxes. Although production was shut in for 67 days in the second quarter and the entire third quarter, resulting in a decrease in West Delta lease operating expenses of $805,000 from expected levels, a large part of the lease operating expenses in West Delta are fixed expenses and continued throughout both quarters.

         The Company is incurring the expenditures of repairing the facility and being reimbursed by its insurance company. The Company did not begin receiving these reimbursements until the third quarter of 1996. These repair expenditures, coupled with the decrease in net operating cash flows discussed above resulted in higher borrowing levels and interest expense.

         The resulting decrease in revenues, net of the corresponding production taxes, slightly lower lease operating expense levels and higher interest expense decreased current assets (cash and accounts receivable) by approximately $1.9 million at the end of the third quarter of 1996. The repair expenditures on Tank Battery #3, with the delay in insurance reimbursement, also decreased cash and increased accounts payable and long-term debt. Through September 30, 1996 the Company had paid or accrued approximately $7.0 million for repairs of Tank Battery #3. These expenditures impacted current assets and liabilities as well as limited the Company's ability to pre-pay its long-term debt.

         The price received for natural gas averaged $2.34 per Mcf ($1.55 net of the natural gas swap agreements) and $19.21 per barrel for oil for the three month period ended September 30, 1996. Cash flow is currently being used to reduce liabilities and pay general and administrative overhead.

         At September 30, 1996, 57% of the Company's total assets were represented by oil and gas properties, net of depreciation, depletion and amortization.

         In 1991 certain lenders received a net profits interest (NPI) in the West Delta properties. During the three months ended March 31, 1996, payments with respect to this NPI averaged $53,000 per month. Due to the explosion and fire at Tank Battery #3, no NPI payments were made in the three months ended June 30 or September 30, 1996.

         On October 8, 1996 the Company amended its Bank Facility with First Union National Bank of North Carolina (60%) and Banque Paribas (40%). The loan is a reducing revolver designed to provide the Company up to $40 million depending on the Company's borrowing base. The Company's borrowing base at October 8, 1996 was $35 million. The principal amount of the loan is due July 1, 1999. However, at no time may the Company have outstanding borrowings under the Bank Facility in excess of its borrowing base. Should the borrowing base ever be determined to be less than the outstanding principal owed the Company must immediately pay that difference to the lenders. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Beginning April 1, 1997, the interest rate on the applicable margin will increase by .5% at the beginning of each quarter to a maximum of 2.0% as long as the Company has in excess of $8,500,000 in subordinated debt. Management feels that this Bank Facility greatly facilitates its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions.

         From time to time the Company has borrowed funds from institutional lenders who are represented by Kanye, Anderson Investment Management, Inc. In each case these loans are due at a stated maturity, require payments of interest only at 12% per annum 45 days after the end of each calendar quarter and are secured by a second mortgage on the Company's offshore oil and gas properties. The loans are as follows:

         (a) In 1993, $5,000,000 was borrowed, due December 31, 1999, but prepayable at any time. The Company may deliver up to $1,000,000 in PIK (payment in kind) notes in satisfaction of interest payment obligations. The lenders were issued and have exercised warrants to acquire 816,526 Common Shares at $2.25 per share.

         (b) On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable at any time. Should this loan not be prepaid by August 8, 1997 the interest rate will increase to 14% per annum. The Company may deliver PIK notes in satisfaction of this additional interest.

         (c) On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time after May 8, 1998. This loan is convertible into Common Shares on the basis of $4.125 per share. The Company may deliver up to $2,000,000 in PIK notes in satisfaction of interest payment obligations.

         Pursuant to existing agreements the Company is required to deposit funds in escrow accounts to assure satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Each month $25,000 is deposited, until another $350,000 has been deposited, to satisfy such obligations with respect to a portion of its West Delta properties. Pursuant to the Company's agreement to acquire the offshore properties with Zapata Exploration Company, it agreed to escrow 80% of the net income from the East Breaks Fields until such time as the Minerals Management Service of the Department of the Interior, which has jurisdiction over oil and gas operations in the Outer Continental Shelf, has approved the transfer of East Breaks 109 and 110 to the Company, which approval is expected during fourth quarter 1996. In addition, the Company has $8,150,000 in performance bonds to secure its plugging and abandonment operations.

         Under a swap agreement the Company has hedged the price of natural gas by selling the equivalent of 15,000 MMBTU per day for 1996 at fixed prices which range from a high of $2.25 for January to a low of $1.75 for July. If the closing price (settlement price) on NYMEX for natural gas futures is greater than the swap price for a given month the Company must pay that difference to the bank which effected the swap. If the settlement price is less than the swap price the bank must pay that difference to the Company. By entering into the swap in December 1995 the Company locked in the fixed prices on 15,000 MMBTU per day for each month in 1996. Because settlement prices have been above the fixed prices each month the Company has been required to pay the difference to the bank which effected the swap. Since the Company sells its natural gas on the spot market it realizes prices which approximate the settlement prices on NYMEX, less differences for transportation due to pipeline locations that are varying distances from Henry Hub, Louisiana which is the delivery point used for natural gas futures on NYMEX. Generally these differences are anticipatable and not significant. However, to the extent that these differences become significant the Company may realize more or less on its spot sales of gas than was anticipated and may be impacted beneficially or detrimentally by erratic fluctuations in the natural gas spot market or the futures market on NYMEX. Both such eventualities have occurred so far this year. These erratic fluctuations which have characterized the natural gas market in recent months have exposed the Company to market and credit risks. In those months in which the spot price is below the settlement price, the net amount realized by the Company on its total gas sales would be proportionately reduced by the swap agreements. At present natural gas futures on NYMEX for the remaining months of 1996 are all above the fixed prices under the swap agreement and the Company anticipates that this will result in its realizing less for its natural gas due to amounts required for payments to the bank under the swap agreement. Management entered into the swap agreement to assure the Company of not receiving less than the fixed prices established under the agreement for at least 15,000 MMBTU's of natural gas per day in 1996. This gave the Company assurance that it would be in a position to timely amortize its long-term debt. Long-term debt had increased with acquisitions of the Zapata offshore properties and Bayou Sorrel Field from Shell. Management has generally used hedge transactions to protect its cash flows when long-term debt has been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a swap contract relates. The Fair Value of these remaining swap transactions at September 30, 1996 was ($600,000) due to higher natural gas futures market prices on that date than those in the agreement put in place in December, 1995.

         Through the nine months ended September 30, 1996 the Company had spent $11.8 million in capital expenditures for development of its oil and gas properties, the repair and rebuilding of the West Delta Tank Battery #3 and an earnest deposit and property acquisition costs for the Amoco Properties which were subsequently acquired on October 8, 1996. The majority of the development costs were incurred to drill developmental wells in the Bayou Sorrel Field and for the Company's share of successfully recompleting two wells on Eugene Island Block 372, which is operated by Unocal.

         During 1995 the Company raised $3,173,000 in equity by virtue of the exercise of options and warrants. Through September 30, 1996 the Company had raised $1,837,000 in equity as a result of the exercise of warrants.

Results of Operations

For the nine months ended September 30, 1996:

         Effective December 31, 1995 the Company changed its method of accounting for its oil and gas operations from the full cost to the successful efforts method. As such, the three month and nine month periods ended September 30, 1995 have been restated and will not agree with previously reported amounts.

     Oil and natural gas sales decreased 3% for the first nine months of 1996 when compared to the same period in 1995.

         Natural gas production decreased 39% to 4,590,000 Mcf for the first nine months of 1996 from 7,578,000 Mcf for the same period in 1995. This decrease is primarily due to two factors: no production from West Delta for 67 days in the second quarter and the entire third quarter, due to the April 24, 1996 explosion and fire; and higher production in 1995 in West Delta from four horizontal wells drilled in 1994 that had declined significantly by the end of 1995. These two factors were offset by the production from the Zapata and Bayou Sorrel properties not owned during the first and second quarters of 1995. The Zapata properties were acquired on July 26, 1995 and the Bayou Sorrel Field was acquired on December 26, 1995.

         Oil production was also reduced by the Tank Battery #3 explosion and fire, however, production for the first nine months of 1996 increased 66% to 203,000 barrels from 122,000 barrels in the same period in 1995. Oil production from the Zapata and Bayou Sorrel properties more than offset the decrease from West Delta.

     On an Mcf equivalent basis, total oil and natural gas production decreased 30% for the first nine months in 1996 compared to the same period in 1995.

         These reductions in production were more than offset by higher oil and natural gas prices in 1996 when compared to 1995. Natural gas prices averaged $2.65 per Mcf for the first nine months in 1996 compared to $1.54 for the same period in 1995. Oil prices also increased to $18.33 per barrel for the first nine months in 1996 from $16.30 in 1995. The Company entered into a natural gas swap agreement beginning January 1, 1996 for the sale of 15,000 MMBTU of gas each day in 1996 with contract prices ranging from $1.75 per MMBTU to $2.25 per MMBTU. In 1996, this swap agreement averaged ($.57) per Mcf, bringing the net price received to $2.08 per Mcf for the first nine months of the year.

         Depletion, depreciation and amortization decreased 21% for the first nine months of 1996 primarily due to the decreased production from West Delta as a result of the explosion and fire.

         Exploration expenses in 1995 were due to two dry exploratory wells drilled on South Timbalier Block 33 and Eugene Island Block 50 in the second quarter. The Company has not drilled any exploratory wells in 1996.

         Lease operating expenses increased due to the addition of five offshore properties purchased from Zapata Exploration Corporation on July 26, 1995 and the Bayou Sorrel Field, purchased from Shell Western E & P, Inc. on December 26, 1995. The increase as a percentage of oil and natural gas sales from 42% for the first nine months of 1995 to 46% for the same period in 1996 is primarily due to a large part of the West Delta operating expenses which are fixed in nature and continued, even with the fields being shut-in for the repairs.

         Taxes decreased to 3.2% of oil and natural gas sales in the first nine months of 1996 from 5.9% of oil and natural gas sales for the same period in 1995. A part of the decrease is due to the lost production from West Delta for 67 days in the second quarter and the entire third quarter where a large percentage of its production is in Louisiana State waters which are subject to severance taxes.

         The decrease is also due to the shift in the Company's production volumes from properties subject to severance taxes to properties in federal offshore waters (primarily the Zapata properties) that are not subject to such taxes.

         Interest expense (net) increased 87% for the first nine months of 1996 compared to the same period in 1995 due to higher borrowing levels in 1996 versus 1995. On December 27, 1995 the Company borrowed $10 million in connection with the Bayou Sorrel Field acquisition. The Company began an aggressive debt reduction process and through April it had reduced debt by $4 million. The April 24 West Delta explosion and repairs resulting in decreased discretionary cash flows which restricted the Company's ability to lower its long-term debt levels as quickly as anticipated, and correspondingly contributed to the increase in interest expense.

         The Company borrowed $5 million on the Bank Facility in late August for an earnest deposit in connection with the acquisition of the Amoco Properties, the Amoco transaction was closed on October 8th.

For the three months ended September 30, 1996:

         Effective December 31, 1995 the Company changed its method of accounting for its oil and gas operations from the full cost to the successful efforts method. As such, the three month and nine month periods ended September 30, 1995 have been restated and will not agree with previously reported amounts.

     Oil and natural gas sales decreased 39% for the three months ended September 30, 1996 when compared to the same period in 1995.

         Natural gas production decreased 60% to 924,000 Mcf for the third quarter of 1996 from 2,294,000 Mcf for the same period in 1995. This decrease is primarily due to two factors: no production from West Delta due to the April 24, 1996 explosion and fire; and higher production in 1995 in West Delta from four horizontal wells drilled in 1994 that had declined significantly by the end of 1995. These two factors are offset by the production from the Zapata properties acquired July 26, 1995, and the Bayou Sorrel acquisition which closed on December 26, 1995.

         Oil production was also reduced by the Tank Battery #3 explosion and fire, however, production for the three months ended September 30, 1996 only decreased 9% to 52,000 barrels from 57,000 barrels in the same period in 1995. Oil production from the Zapata and Bayou Sorrel properties offset the decrease from West Delta.

         On an Mcf equivalent basis, total oil and natural gas production decreased 53% for the three months ended September 30, 1996 compared to the same period in 1995.

         The reductions in production were offset by higher natural gas prices in 1996 when compared to 1995. Natural gas prices averaged $2.34 per Mcf for the three months ended September 30, 1996 compared to $1.42 for the same period in 1995. Oil prices also increased to $19.60 per barrel for the three months ended June 30, 1996 from $13.00 in 1995, also offsetting the decreased production.

     The Company's natural gas swap agreement averaged ($.79) per Mcf, bringing the net price received to $1.55 per Mcf for the third quarter of 1996.

         Depletion, depreciation and amortization decreased 32% for the three months ended June 30, 1996 primarily due to the decreased production from West Delta as a result of the explosion and fire.

         Lease operating expenses decreased in part due to expenses associated with the April 24, 1996 explosion and fire at Tank Battery #3 in West Delta. The increase as a percentage of oil and natural gas sales from 53% for the third quarter of 1995 to 76% for the same period in 1996 is primarily due to a large part of the West Delta operating expenses which are fixed in nature and continued, even with the fields being shut-in.


         Taxes decreased to 4.2% of oil and natural gas sales in the three months ended September 30, 1996 from 4.6% of oil and natural gas sales for the same period in 1995. A part of the decrease is due to the lost production from West Delta for the entire third quarter, which has a large percentage of its production in Louisiana State waters which are subject to severance taxes.

         The decrease is also due to the shift in the Company's production volumes from properties located in state waters subject to severance taxes to federal offshore waters (primarily the Zapata properties) that are not subject to such taxes.

         Interest expense (net) increased 85% for the third quarter of 1996 compared to the same period in 1995 due to higher borrowing levels in 1996 versus 1995. On December 27, 1995 the Company borrowed $10 million in connection with the Bayou Sorrel Field acquisition. The Company began an aggressive debt reduction process and through April it had reduced debt by $4 million. However, the April 24 West Delta explosion and repairs resulting in decreased discretionary cash flows reducing the Company's ability to lower its long-term debt levels as quickly as anticipated, and correspondingly contributed to an increase in interest expense.

         The Company borrowed $5 million on its Bank Facility in late August for an earnest deposit in connection with the acquisition of the Amoco Properties, the Amoco transaction was closed on October 8th.

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

         None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On  September   4,  1996  the  Company  held  its  annual   meeting  of
shareholders in Kansas City, Missouri.

         The following directors were elected to serve on the Board for the next three years:

                                        For           Against
         Jim Kreamer                9,303,103        139,512
         Ted Stautberg              9,289,971        152,644
         Michael Springs            9,303,057        139,558
         Mark Barrett               9,290,320        152,295

     The choice of Arthur Andersen LLP as independent accountants was approved by a vote of 9,306,864 for to 135,751 against.

         The Company's Certificate of Incorporation was amended to increase the number of authorized shares to 45,000,000 shares of capital stock, consisting of 5,000,000 shares of authorized preferred stock and 40,000,000 shares of authorized common stock. This matter was approved by a vote of 8,753,301 for the amendment to 543,888 against.

ITEM 5.           OTHER INFORMATION

         On November 12, 1996 the Company announced that it had entered into an agreement to sell its Bayou Sorrel Field located in Iberville Parish, Louisiana to National Energy Group, Inc. for $11 million. PANACO will receive $9 million in cash and $2 million in shares of National Energy Group, Inc. common stock. PANACO will also retain an overriding royalty interest in the deep rights of the field. The transaction is expected to close on November 22.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         On March 26, 1996 the Company filed a Current Report, Amendment Number 1 on Form 8-K/A describing its acquisition, on December 27, 1995, of the Bayou Sorrel Field in Iberville Parish, Louisiana from Shell Western E & P, Inc.

         On October 28, 1996 the Company filed a Current Report on Form 8-K describing its acquisition, on October 8, 1996 of the interest in six offshore fields, comprising 13 blocks in the Gulf of Mexico from Amoco Production Company.

                                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, INC.


Date: November 15, 1996                    /s/ Todd R.Bart
                                           Todd R. Bart, Chief Financial Officer