Form 10-Q/A
period 1996-09-30
PANACO INC
filed 1997-02-05
CIK 882074

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                  FORM 10-Q/A


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

PART I.

Item I.  Financial Information


                                  PANACO, INC.
              Condensed Balance Sheets (Successful Efforts Method)
                                  (Unaudited)

ASSETS                                                              As of                      As of
                                                               September 30, 1996        December 31, 1995
CURRENT ASSETS:
     Cash and cash equivalents                                            $766,000                 $1,198,000
     Accounts receivable                                                 4,435,000                  4,386,000
     Accounts receivable - sale of Bayou Sorrel                         11,152,000                          0
     Prepaid expenses                                                      359,000                    465,000
                                                           ------------------------   ------------------------
        Total Current Assets                                            16,712,000                  6,049,000
OIL AND GAS PROPERTIES, AS DETERMINED BY THE
     SUCCESSFUL EFFORTS METHOD OF ACCOUNTING:
     Oil and gas properties                                             98,015,000                103,105,000
     Less: accumulated depreciation,
        depletion and amortization                                    (77,526,000)               (73,620,000)
                                                           ------------------------   ------------------------
        Net Oil and Gas Properties                                      20,489,000                 29,485,000
PROPERTY, PLANT AND EQUIPMENT:
     Equipment                                                             248,000                    196,000
     Less: accumulated depreciation                                      (122,000)                   (92,000)
                                                           ------------------------   ------------------------
        Net Property, Plant and Equipment                                  126,000                    104,000

OTHER ASSETS:
     Earnest deposit - Amoco acquisition                                 5,000,000                          0
     Restricted deposits                                                 1,733,000                          0
     Loan costs, net                                                       323,000                    471,000
     Certificate of deposit                                                 27,000                     26,000
     Note receivable                                                        21,000                     21,000
     Other                                                                  13,000                     13,000
                                                           ------------------------   ------------------------
        Total Other Assets                                               7,117,000                    531,000


TOTAL ASSETS                                                           $44,444,000                $36,169,000
                                                           ========================   ========================







         The accompanying notes are an integral part of this statement.



                                  PANACO, INC.
              Condensed Balance Sheets (Successful Efforts Method)
                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY                                       As of                           As of
                                                                         September 30, 1996          December 31, 1995
CURRENT LIABILITIES:
     Accounts payable                                                          $8,569,000                      $4,444,000
     Interest payable                                                             240,000                         161,000
     Current portion of long-term debt                                                  0                               0
                                                                              -----------                     -----------
        Total Current Liabilities                                               8,809,000                       4,605,000

LONG-TERM DEBT                                                                 25,137,000                      22,390,000

STOCKHOLDERS' EQUITY:
     Preferred stock, ($.01 par value,
        5,000,000 shares authorized; no
        shares issued and outstanding)                                                  0                               0
     Common stock, ($.01 par value,
        40,000,000 shares authorized and
        12,350,255 and 11,504,615 shares
        issued and outstanding, respectively)                                     123,000                         115,000
     Additional paid-in capital                                                23,090,000                      21,155,000
     Retained earnings (deficit)                                             (12,715,000)                    (12,096,000)
                                                                             ------------                    ------------
        Total Stockholders' Equity                                             10,498,000                       9,174,000






TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $44,444,000                     $36,169,000
                                                                              ===========                     ===========









         The accompanying notes are an integral part of this statement.


                                  PANACO, INC.

                Statements of Income (Successful Efforts Method)
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                              1996                    1995
REVENUES
     Oil and natural gas sales                                                $13,257,000             $13,660,000
COSTS AND EXPENSES
     General & administrative                                                     573,000                 442,000
     Depletion, depreciation & amortization                                     4,981,000               6,277,000
     Exploration expenses                                                               0               2,174,000
     Provision for losses and (gains) on
        disposition and write-downs of assets                                     (4,000)                       0
     Lease operating                                                            6,049,000               5,729,000
     Production and ad valorem taxes                                              429,000                 810,000
     West Delta fire loss                                                         500,000                       0
                                                                       -------------------      ------------------
        Total                                                                  12,528,000              15,432,000

NET OPERATING INCOME (LOSS)                                                       729,000             (1,772,000)

OTHER INCOME (EXPENSE)
     Interest expense (net)                                                   (1,347,000)               (720,000)

NET INCOME (LOSS) BEFORE INCOME TAXES                                           (618,000)             (2,492,000)

INCOME TAXES                                                                            0                       0

NET INCOME (LOSS)                                                              ($618,000)            ($2,492,000)

Net income (loss) per share                                                       ($0.05)                 ($0.21)









         The accompanying notes are an integral part of this statement.


                                  PANACO, INC.
  Statement of Changes in Stockholders' Equity and Retained Earnings (Deficit)
                  For the nine months ended September 30, 1996
                                  (Unaudited)



                                                                        Amount ($)
                                                 Number of                                   Additional            Retained
                                                   Common                 Common              Paid-in              Earnings
                                                   Shares                 Stock               Capital             (Deficit)

Balance, December 31, 1995                          11,504,615               $115,000          $21,155,000         ($12,096,000)

Net income                                                   0                      0                    0             (618,000)

Common shares issued - warrants
exercised and ESOP contribution                        840,746                  8,000            1,935,000                     0


Balance, September 30, 1996                         12,345,361               $123,000          $23,090,000         ($12,714,000)









         The accompanying notes are an integral part of this statement.

                                  PANACO, INC.
                            Statement of Cash Flows
                        Nine Months Ended September 30,
                                  (Unaudited)

                                                                             1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       ($618,000)            ($2,492,000)
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Depletion, depreciation and amortization                              4,824,000               6,052,000
        Exploration expenses                                                          0               2,174,000
        Amortization of loan costs                                              157,000                 225,000
        Changes in operating assets and liabilities:
            Certificates of Deposits - escrow                                   (1,000)                  21,000
            Accounts receivable                                                (49,000)               (110,000)
            Prepaid expenses                                                    106,000               (405,000)
            Other assets                                                              0                  44,000
            Accounts payable                                                  4,231,000                 916,000
            Interest payable                                                     79,000                (34,000)
                                                                              ---------               ---------
                       Net cash provided by operating activities              8,729,000               6,391,000

CASH FLOWS FROM INVESTING ACTIVITIES:
        Accounts receivable - sale of Bayou Sorrel                         (11,152,000)                       0
        Sale of oil and gas properties                                       11,158,000                   9,000
        Capital expenditures and acquisitions                              (11,804,000)             (5,396,000)
        Purchase of other property and equipment                               (52,000)                (33,000)
        Increase in restricted deposits                                     (1,886,000)                       0
                                                                           ------------             -----------
                       Net cash used by investing activities               (13,736,000)             (5,420,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Long-term debt proceeds                                               7,500,000               3,365,000
        Repayment of long-term debt                                         (4,753,000)             (7,000,000)
        Issuance of common stock-exercise of warrants                         1,837,000               2,554,000
        Additional loan costs                                                   (9,000)                       0
                                                                            -----------              ----------
            Net cash provided (used) by financing activities                  4,575,000             (1,081,000)

NET INCREASE (DECREASE) IN CASH                                               (432,000)               (110,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                1,198,000               1,583,000

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                                     $766,000              $1,473,000

     Supplemental disclosures of cash flow information:
        Cash paid for nine months ended September 30:
                       Interest                                              $1,180,000                $757,000

     Disclosure of accounting policies:
        1.  For purposes of the statement of cash flows, the Company considers all cash investments with original maturities of three months or less to be cash equivalents.
        2.  24,220 Common Shares were issued related to the Company's ESOP in a non-cash transaction.








            The accompanying are an integral part of this statement.


                                  PANACO, INC.
                          NOTES TO FINANCIAL STATEMENTS

              For the nine months ended September 30, 1996 and 1995

Note 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations and changes in Stockholders' Equity and cash flows for the periods ended September 30, 1996 and 1995. Most adjustments made to the financial statements are of a normal, recurring nature. Other adjustments, if any, are discussed in later notes.

Note 2. Effective December 31, 1995, the Company changed its method of accounting for oil and gas operations from the full cost to the successful efforts method. In connection with the change to the successful efforts method of accounting, all prior periods have been restated, including the nine months ended September 30, 1995. Net income for the nine months ended September 30, 1995 was reduced by $3,963,000, or $.36 per share from previously reported amounts. Management concluded that the successful efforts method will better enable investors and others to compare the Company to similar oil and gas companies, the majority of which follow the successful efforts method.

           Under the successful efforts method, lease acquisition costs are capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. The carrying amounts of proved and unproved properties are reviewed periodically on a property-by-property basis, based on future net cash flows determined by an independent engineering firm, with an impairment reserve provided if conditions warrant.

           The Company recognizes its ownership interest in oil and gas sales as revenue and records revenues on an accrual basis.

           Capital costs of oil and gas properties include the estimated costs to develop proved reserves and the costs of plugging offshore wells and removing structures. The capital costs are amortized on the units of production method, using the ratio of current production to the calculated future production from the remaining proved oil and gas reserves.

           Reserve determinations are subject to revision due to inherent imprecisions in estimating reserves and are revised as additional information becomes available.

Note 3. The results of operations for the nine months ended September 30, 1996 are not indicative of the results to be expected for the full year. On April 24, 1996 the Company experienced an explosion and fire at Tank Battery #3 in West Delta. The fields were shut-in through October 7th the facilities were being repaired and rebuilt . No revenues for the 67 remaining days in the second quarter and the full third quarter of 1996 were recorded, while at the same time, a large part of lease operating expenses associated with West Delta are fixed costs, and have stayed at relatively the same level as before the fire. Production taxes decreased as a result of the lost production from West Delta , a large part of which is in Louisiana State waters and is subject to severance taxes. Interest expense is also up as a result of the fire due to reduced cash flows, coupled with increased spending to repair and rebuild Tank Battery #3. The Company began producing oil and natural gas from the West Delta fields on October 7th, 1996.

Note 4. The net income per share for the nine months ended September 30, 1996 and 1995 has been calculated based on 12,253,382 and 11,649,091 weighted average shares outstanding, respectively and 12,345,361 and 11,661,540 weighted average shares for the three months ended September 30, 1996 and 1995, respectively.

Note 5. For purposes of reporting cash flows, the Company considers all cash investments with original maturities of three months or less to be cash equivalents.

Note 6. The reserves presented in the following table were prepared solely by the Company and are estimates only and should not be construed as being exact amounts. All reserves presented are proved reserves that are defined as estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Sale of minerals-in-place reflects the sale of the Bayou Sorrel Field, effective September 1, 1996. Reserves attributable to the Amoco Acquisition, closed on October 8th, are not included.



Proved developed and undeveloped reserves           Oil               Gas
                                                  (Bbls)              (Mcf)

December 31, 1995 reported reserves            1,900,000           46,711,000
Purchase of minerals-in-place                        -0-                  -0-
Extensions and discoveries                           -0-                  -0-
Production                                     (203,000)          (4,590,000)
Sale of minerals-in-place                      (805,000)          (3,102,000)
Revisions of previous estimates                      -0-                  -0-
                                            ------------          ----------
Estimated reserves at September 30, 1996         892,000          39,019,000
                                            ============          ==========

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since September 30, 1996. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

Note 7. The Company's Common Shares are quoted on the National Market of NASDAQ. The last trade on September 30 was at $5.375 per share.

Note 8. The Company is party to various escrow agreements which provide for monthly deposits into escrow accounts to satisfy future plugging and abandonment obligations. The terms of the agreements vary as to deposit amounts, based upon fixed monthly amounts or percentages of the properties' net income. With respect to plugging and abandonment operations, funds are partially or completely released upon the presentation by the Company to the escrow agent of evidence that the operation was or is being conducted in compliance with applicable laws and regulations. These escrow amounts are included on the financial statements as Restricted Deposits. See "The Company - Plugging and Abandonment Escrows".


Note 9. The Company experienced an explosion and fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in from April 24th, until being returned to production on October 7, 1996. The loss of 67 days of production in the second quarter and the entire third quarter resulted in lost revenues of approximately $6 million. The fire was the principal contributor to the losses of $.08 per share for the second quarter of 1996 and $.11 per share for the third quarter. During the second quarter the Company expensed $500,000 for its loss as a result of this explosion. No further losses have been recognized or are anticipated. This $500,000 amount included $225,000 in deductables under the Company's insurance.

           The Company has spent $8.5 million on Tank Battery #3 inclusive of the $500,000 expensed during second quarter and has received reimbursement from its insurance company of $3.9 million, after satisfaction of the $225,000 in deductibles. The excess of expenditures over insurance reimbursement will be capitalized. No additional expenditures have been made or are anticipated. The Company is considering filing suits against the employers of the persons who caused the incidents for recovery of these costs and its lost profits. No assurance can be given that the Company will successfully recover any amounts sought in any such suits.

Note 10. On October 8,1996, the Company completed the acquisition of interests in thirteen offshore blocks comprising six fields in the Gulf of Mexico from Amoco Production Company. Proved reserves, net to the interests acquired, as of September 1, 1996, the effective date of the Amoco Acquisition, were1,953,000 barrels of oil and condensate and 28.6 Bcf of natural gas, based upon internal reserve reports prepared by the Company. The purchase price for the assets acquired in this transaction was $40.4 million, paid by the issuance of 2,000,000 Common Shares and by payment to Amoco of $32 million in cash. Concurrently with this transaction the Company entered into a new Bank Facility with First Union National Bank of North Carolina and Banque Paribas under which its reducing revolving loan was increased to $40 million, with an initial borrowing base (credit limit) of $35 million. The principal amount of the loan is due July 1, 1999. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Beginning April 1, 1997, the interest rate will increase by an additional .5% at the beginning of each quarter to a maximum of 3 3/4% over LIBOR as long as the Company has in excess of $13,500,000 in Subordinated Notes outstanding, specifically the 1993 Subordinated Notes and the 1996 Tranche B Bridge Loan Subordinated Notes. In addition to that facility, the Company borrowed $17 million pursuant to the Tranche A Convertible and the Tranche B Bridge Loan Subordinated Notes, provided by lenders investing through Kayne, Anderson Investment Management, Inc. Both Tranche A Convertible and Tranche B Bridge Loan bear interst at 12% per annum and are due October 8, 2003. After the expiration of 180 days following the conclusion of this offering, the Tranche A Notes are convertible into 2,060,606 Common Shares on the basis of $4.125 per share. The Company may deliver up to $2,000,000 in PIK notes in satisfaction of interest payment obligations. Should the Tranche B Notes not be prepaid by August 8, 1997 the interest rate will increase from 12% to 14% per annum. The Company may deliver PIK notes in satisfaction of this additional interest.

Note 11. Effective September 1, 1996, the Company sold its Bayou Sorrel Field to National Energy Group, Inc. for $11,000,000, $9,000,000 in cash and 477,612 shares of National Energy Group, Inc. common stock, which were valued at $2,000,000 on September 30, 1996. National Energy Group, Inc. will also reimburse the Company for deposits it has made into an escrow agreement for the plugging and abandonment obligation. Through September 30, this amount was $152,000. The Company will also retain a 3% overriding royalty interest in the deep rights of the field. The results of the Bayou Sorrel Field are included in the Company's Statement of Income only through August 31, 1996.

Note 12. At December 31, 1995, the Company had net operating loss carry forwards for federal income tax purposes of $15,765,000 which are available to offset future federal taxable income through the year 2010.

                         PRO FORMA FINANCIAL INFORMATION


           On October 8,1996, the Company completed the acquisition of interests in thirteen offshore blocks comprising six fields in the Gulf of Mexico from Amoco Production Company. Proved reserves, net to the interests acquired, as of September 1, 1996 , the effective date of the Amoco Acquisition, were 1,953,000 barrels of oil and condensate and 28.6 Bcf of natural gas, based upon internal reserve reports prepared by the Company. The purchase price for the assets acquired in this transaction was $40.4 million, paid by the issuance of 2,000,000 Common Shares and by payment to Amoco of $32 million in cash. Concurrently with this transaction the Company entered into a new Bank Facility with First Union National Bank of North Carolina and Banque Paribas under which its reducing revolving loan was increased to $40 million, with an initial borrowing base (credit limit) of $35 million. In addition to that facility, the Company borrowed $17 million pursuant to the Tranche A Convertible and the Tranche B Bridge Loan Subordinated Notes, provided by lenders investing through Kayne, Anderson Investment Management, Inc.

           On July 26, 1995, the Company completed the acquisition of all of the offshore oil and gas properties in the Gulf of Mexico owned by Zapata Exploration Company, the "Zapata Properties." Proved reserves at December 31, 1994 attributable to the oil and gas interests acquired, net to the Company's interest, were 308,000 barrels of oil and 27.8 Bcf of natural gas, based upon a rolling forward of reserve reports of Zapata's independent petroleum engineers as of October 1, 1994. The purchase price for the Zapata properties and a related receivable of $174,000 ($84,000 at December 31, 1995) was $2,748,000 in cash and an obligation to pay a production payment to Zapata based on future production. See "Properties - Zapata Properties."

           On November 22, 1996, the Company closed its sale of the Bayou Sorrel Field to National Energy Group, Inc. for a sales price of $11 million, consisting of $9 million in cash and 477,612 shares of National Energy Group, Inc. common stock, which were valued at $2 million as of the closing date. Because the sale was effective September 1, September revenues and expenses of the Bayou Sorrel Field are not inlcuded in the Statement of Income for the Nine Months Ended September 30, 1996.

                                  PANACO, INC.
              Pro Forma Combined Statement of Income (Operations)
                  For the Nine Months Ended September 30, 1996
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                                                       Amoco                  Bayou
                                                                     Properties               Sorrel
                                                                      Pro Forma  PANACO, Inc.Pro Forma   PANACO, Inc.
                                                             Amoco    Adjustments  Pro Forma Adjustments   Pro Forma
                                               PANACO, Inc.Properties  (Note 2)     Combined  (Note 3)      Combined

REVENUES
      Oil and gas sales                           $13,257  $11,135          $0      $24,392  ($2,010)       $22,382

COSTS AND EXPENSES
      Lease operating                               6,049    3,158         108        9,315     (733)         8,582
      Depreciation, depletion and amortization      4,981        0       5,655       10,636     (888)         9,748
      Exploration expenses                              0        0           0            0         0             0
      Provision for losses and (gains) on
           disposition and write-down of assets       (4)        0           0          (4)         0           (4)
      General and administrative                      573        0           0          573         0           573
      Production and ad valorem taxes                 429        0           0          429     (239)           190
      West Delta fire loss                            500        0           0          500         0           500
           Total                                   12,528    3,158       5,763       21,449   (1,860)        19,589

NET OPERATING INCOME (LOSS)                           729    7,977     (5,763)        2,943     (150)         2,793

OTHER INCOME (EXPENSE)
      Interest expense (net)                      (1,347)        0     (1,611)      (2,958)       588       (2,370)

NET INCOME (LOSS) BEFORE INCOME TAXES               (618)    7,977     (7,374)         (15)       438           423

INCOME TAXES (BENEFIT)                                  0        0           0            0         0             0

NET INCOME (LOSS)                                  ($618)   $7,977    ($7,374)        ($15)      $438          $423

EARNINGS (LOSS) PER COMMON SHARE                  ($0.05)                           ($0.00)                   $0.03

      Weighted average shares outstanding          12,253                2,000       14,253                  14,253


The accompanying notes to financial statements are an integral part of this statement

                                  PANACO, Inc.

              Pro Forma Combined Statement of Income (Operations)
                  For the Nine Months Ended September 30, 1995
                  (Amounts in thousands except per share data)
                                  (Unaudited)

                                                                                                        Pro Forma       PANACO, Inc.
                                                                       Zapata           Amoco          Adjustments        Pro Forma
                                                   PANACO, Inc.      Properties      Properties         (Note 2)           Combined

REVENUES
      Oil and gas sales                              $13,660           $3,623          $9,525                 $0            $26,808

COSTS AND EXPENSES
      Lease operating                                  5,729            1,460           1,906                314              9,409
      Depreciation, depletion and amortization         6,277                0               0              8,179             14,456
      Exploration expenses                             2,174                0               0                  0              2,174
      Provision for losses and (gains) on
           disposition and write-down of assets            0                0               0                  0                  0
      General and administrative                         442                0               0                  0                442
      Production and ad valorem taxes                    810                0               0                  0                810
           Total                                      15,432            1,460           1,906              8,493             27,291

NET OPERATING INCOME (LOSS)                          (1,772)            2,163           7,619            (8,493)              (483)

OTHER INCOME (EXPENSE)
      Interest expense (net)                           (720)                0               0            (2,311)            (3,031)

NET INCOME (LOSS) BEFORE INCOME TAXES                (2,492)            2,163           7,619           (10,804)            (3,514)

INCOME TAXES (BENEFIT)                                     0                0               0                  0                  0

NET INCOME (LOSS)                                   ($2,492)           $2,163          $7,619          ($10,804)           ($3,514)

EARNINGS (LOSS) PER COMMON SHARE                     ($0.21)                                                                ($0.26)

      Weighted average shares outstanding             11,649                                               2,000             13,649


The accompanying notes to financial statements are an integral part of this statement

               NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF
                  INCOME (OPERATIONS) For the nine months ended
                           September 30, 1996 and 1995


1.         Basis of Presentation


           The Unaudited Pro Forma Statement of Income (Operations) for the nine months ended September 30, 1996 and 1995present the combined effects of the acquisition of the Amoco Properties, which closed on October 8, 1996, the Zapata Properties, closed on July 26, 1995 and the sale of the Bayou Sorrel Field, closed on November 22, 1996, as if all of these transactions had been consummated on January 1, 1995.

           Because the Bayou Sorrel Field was purchased on December 28, 1995, there was no activity included in the Company's results of operations in 1995, and therefore, no pro forma elimination adjustments necessary for 1995.

           The results of the Zapata properties are included in the Company's 1995 results of operations after the closing date, July 26, 1995. The pro forma adjustments for the Zapata properties are only for the period of January 1 to July 25, 1995. There are no pro forma adjustments in 1996 for the Zapata Properties as the results from these properties are included in the Company's results of operations in 1996.

           Each period presented includes the issuance of 2,000,000 Common Shares to Amoco Production Company in connection with the Amoco Acquisition.

            There are also no pro forma entries for General and Administrative expenses because the Company anticipates no increases in this category based on the nature of the assets acquired.


2.         Amoco and Zapata Properties Pro Forma Adjustments


           Additional lease operating expenses of $108,000 in 1996 and $314,000 in 1995 represent the estimated additional insurance costs of owning the Amoco Properties and the Zapata Properties. These amounts are estimated using the Company's current insurance rates for owning the properties acquired or similar properties.

           Additional depletion and depreciation expense of $5,629,000 in 1996 and $8,179,000 in 1995 represents the estimated depletion and depreciation for assets acquired in the respective acquisitions assuming the purchase prices and proved reserve amounts were identical to those that existed at the time of the actual acquisitions.

           Additional interest expense of $2,154,000 in 1996 and $2,311,000 in 1995 represents the increased borrowings at January 1, 1995. The purchase price assumed for each acquisition is the same as at the actual date of acquisition. It is assumed that cash on hand at the beginning of 1995 was used for the acquisitions, with the balance of any cash required being funded with the Company's Bank Facility and the 1996 Subordinated Notes, using the rates in effect at the time of the acquisition for the Bank Facility and 12% for the 1996 Subordinated Notes, also the same rate received at the time of the acquisition. These assumptions would have required the Company to borrow $32 million for the cash portion of the Amoco Acquisition, $17 million under the 12% subordinated Notes and $15 million under the Company's Bank Facility, with an assumed interest rate of 7.25%, the actual weighted average rate the Company incurred at the time of the acquisition.


3.         Bayou Sorrel Pro Forma Adjustments


           The adjustments with respect to the sale of the Bayou Sorrel Field represent the revenues and expenses of the Field from January 1 to August 31, 1996. Interest expense is reduced to reflect the elimination of the financing for the acquisition, closed on December 28, 1995. The reduction in interest expense is based on the Company's pro forma elimination of the debt associated with the purchase of the Bayou Sorrel Field.

The Company borrowed $10.5 million for the purchase which closed on December 28, 1995, and had reduced this amount throughout 1996. The interest rate averaged approximately 7.5%. The purchase price for the Field was $10,455,000 which included a related receivable of $600,000 and a brokers fee of $205,000.

           Although the sale of the Bayou Sorrel field closed on November 22, 1996, the buyer assumed all benefits and liabilities of the field after the effective date of the sale, September 1, 1996.



PART I.

Item 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 1996 and 1995:


General

      The oil and gas industry has experienced significant volatility in recent years because of the fluctuatory relationship of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets. These industry conditions should be considered when this analysis of the Company's operations is read.


      The Company experienced an explosion and fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in from April 24th, until being returned to production on October 7, 1996. The loss of 67 days of production in the second quarter and the entire third quarter resulted in lost revenues estimated by management to be approximately $6 million. The fire was the principal contributor to the losses of $.08 per share for the second quarter of 1996 and $.11 per share for the third quarter of 1996. During the second quarter the Company expensed $500,000 for its loss as a result of this explosion. No further losses have been recognized or are anticipated. This $500,000 amount included $225,000 in deductibles under the Company's insurance.

      The Company has spent $8.5 million on Tank Battery #3 inclusive of the $500,000 expensed during second quarter and has received reimbursement from its insurance company of $3.9 million, after satisfaction of the $225,000 in deductibles. The excess of expenditures over insurance reimbursement will be capitalized. No additional expenditures have been made or are anticipated. The Company is considering filing suits against the employers of the persons who caused the incidents for recovery of these costs and its lost profits. No assurance can be given that the Company will successfully recover any amounts sought in any such suits.


Results of Operations

      "Oil and Gas revenue" decreased only 3% for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995, in spite of the explosion and fire at West Delta. The fire and explosion substantially reduced oil and natural gas production for the nine months in 1996, as production from the West Delta Fields was shut-in from the day of the explosion and fire (April 24, 1996) until October 7, 1996. The decrease in production from West Delta was offset by production from properties acquired. The Bayou Sorrel Field was acquired on December 28, 1995 and had no production realized by the Company in 1995. The offshore properties of Zapata Exploration Company were acquired on July 26, 1996 with the production from these properties being included in the Company's results of operations from July 27 through September 30, 1995.

      Production. Natural gas production decreased 39% to 4,590,000 Mcf for the first nine months of 1996 from 7,578,000 Mcf in 1995. Natural gas production from West Delta decreased from 6,700,000 Mcf for the first nine months of 1995 to 1,500,000 Mcf for the same period in 1996, primarily a result of the explosion and fire on April 24, 1996. A secondary factor in the decrease in West Delta production was a decline in 1996 production from four horizontal wells drilled in 1994. These four wells produced more natural gas in January to April, 1995 than they did for the same period in 1996 (in the period prior to the explosion and fire). Natural gas production primarily from the Zapata Properties, and from the Bayou Sorrel Field (primarily an oil field), somewhat offset the decrease in West Delta production. The increase in Zapata production realized by the Company is due to the fact that they were acquired on July 26, 1995. The production from these properties included in the nine months ended September 30, 1995 is only from July 27 to September 30, while the production for the full nine months is included in 1996.

      Oil production from the West Delta Fields also decreased for the nine months ended September 30, 1996 when compared to the same period in 1995, from 103,000 barrels to 52,000 barrels. However, as with natural gas, 1995 acquisitions offset the decrease from West Delta. The Bayou Sorrel Field acquisition, which produces primarily oil, produced 93,000 barrels in 1996, with no oil production realized by the Company in 1995, more than offset the decrease from West Delta. Also, oil production from the Zapata Properties is included for the first nine months of 1996, with only the period of July 27 to September 30 included in the same period of 1995, due to the July 26 acquisition date, also offsetting the decrease from West Delta. These factors resulted in a 66% increase in oil production, from 122,000 barrels for the first nine months of 1995 to 203,000 barrels in 1996.


      On an Mcf equivalent basis, total oil and natural gas production decreased 30% for the first nine months in 1996 compared to the same period in 1995.


      Prices. Natural gas prices increased for the first nine months of 1996 to $2.65 per Mcf compared to $1.54 for the same period in 1995. The Company entered into a natural gas swap agreement beginning January 1, 1996 for the sale of 15,000 MMBtu of gas each day in 1996, with contract prices ranging from $1.75 per MMBtu to $2.25 per MMBtu. A swap loss for the nine months ended September 30, 1996 of $2.7 million, decreased the net price received by the Company to $2.08 per Mcfe for the same period of 1996.


      Oil prices also increased, from $16.30 per barrel in the first nine months of 1995 to $18.33 per barrel in the same period of 1996.


      "Depletion, depreciation and amortization" decreased 21% for the first nine months of 1996 primarily due to the decreased production from the West Delta Properties as a result of the April 24th explosion and fire, see discussion of production volumes in "Oil and Gas revenue".

      "Lease operating expenses" increased $320,000 in the first nine months of 1996 primarily due to the acquisition of the Zapata Properties and Bayou Sorrel Field. With the Zapata Properties, the Company acquired interest in five offshore producing properties. Since the acquisition of the Zapata Properties closed on July 26, 1995, only the lease operating expenses from July 27, to September 30, 1995 are included in the 1995 results of operations, while the 1996 period includes these expenses for the full nine months. 1996 also includes a full nine months of lease operating expenses for the Bayou Sorrel Field, acquired on December 28, 1995, with none of these expenses in the same period of 1995. West Delta lease operating expenses did decrease in the first nine months of 1996 ($805,000 from expected levels) with the fields being shut-in from April 25 through October 7, however, a part of these lease operating expenses are fixed in nature and continued.


      "Production and ad valorem taxes" decreased to 3.2% of oil and natural gas sales in the first nine months of 1996 from 5.9% of oil and natural gas sales for the same period in 1995. A part of the decrease ($178,000 from expected levels) is due to the lost production from the West Delta Properties for 67 days in the second quarter and the entire third quarter due to the explosion and fire. A large percentage of this production is in Louisiana State waters which are subject to severance taxes. The decrease is also due to the shift in the Company's production volumes from properties subject to severance taxes to properties in federal offshore waters (primarily the Zapata Properties) that are not subject to such taxes.

      "Exploration expenses" in the first nine months of 1995 consist of two dry exploratory wells drilled on South Timbalier Block 33 and Eugene Island Block 50 in the second quarter. The Company did not drill any exploratory wells in 1996.

      The "West Delta fire loss" is the Company's expense of repairing and rebuilding Tank Battery # 3, the central processing facility in the West Delta Fields.


      "Interest expense (net)" increased $627,000 , or 87% for the first nine months of 1996 compared to the same period in 1995. Average Long-Term Debt levels increased from $9 million for the nine months in 1995 to $21 million for the same period in 1996, resulting in the primary cause of the increase in interest expense. On December 27, 1995 the Company borrowed $10 million in connection with the Bayou Sorrel Field acquisition. Through April, 1996, the Company began to aggressively reduce Long-Term Debt, and it had reduced it by $4 million. The April 24th explosion and fire at West Delta reduced the Company's discretionary cash flows and restricted the Company's ability to continue to lower its Long-Term Debt. These two factors caused the average borrowing levels to be higher in the first nine months of 1996 versus the same period of 1995. The weighted average interest rate for the first nine months of 1996 was actually slightly lower than that for the same period of 1995. Throughout both nine month periods, the Company's Long-Term Debt included the 1993 Subordinated Notes, bearing interest at 12%. The remainder of Long-Term Debt in each year was borrowed under the Company's Bank Facility, which carried interest rates ranging from 7% to 7 3/4%. The increased weighted average Long-Term Debt levels in the first nine months of 1996, with a smaller percentage borrowed at 12%, decreased the weighted average interest rate from 10% in the first nine months of 1995 to 8.6% in the same period of 1996. The Company borrowed $5 million on the Bank Facility in late August 1996, for an earnest money deposit in connection with the acquisition of the Amoco Properties, which closed on October 8, 1996.


Sale of Bayou Sorrel


      Effective September 1, 1996, the Company sold its Bayou Sorrel Field to National Energy Group, Inc. for $9 million in cash and 477,612 shares of
National Energy Group, Inc. common stock. The Company also retained an overriding royalty interest in the deep rights of the field at depths below 11,000'. The field was acquired by the Company from Shell Western E.P., Inc. for $10.5 million on December 28,1995, which included a broker's fee and a related receivable. During the eight months the Company owned the field two wells were drilled which did not result in production in commercial quantities. The Company received an offer to purchase the Field. After having made the Amoco Acquisition, Management believed that the Company's resources could be better utilized elsewhere. The effective date of the sale was September 1, 1996, the date at which National Energy Group, Inc. assumed all benefits and liabilities of owning the property. The Company did not record a gain or loss on the sale. For the nine months ended September 30, 1996, the Bayou Sorrel field had accounted for $2 million, or 15% of the Company's total oil and gas revenue. The Field had also accounted for $733,000, or 12% of lease operating expenses, $888,000, or 18% of depreciation, and amortization and $239,000 or 56% of production and ad valorem taxes. The net results of the field contributed $150,000 to operating income, or 21%. The purchase price was paid in cash, borrowed on the Company's Bank Facility. The interest expense incurred in 1996 by owning the field totaled $588,000 for the nine months ended September 30. The operating income of the field and interest expense incurred resulted in a decrease in net income of $438,000.


Liquidity and Capital Resources

      At September 30, 1996, 46% of the Company's total assets were represented by oil and gas properties, net of accumulated depreciation, depletion and amortization.


      On October 8, 1996, the Company amended its bank facility with First Union National Bank of North Carolina (60% participation), and Banque Paribas (40% participation), herein "Bank Facility". The loan is a reducing revolver designed to provide the Company up to $40 million depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at December 31, 1996 was $31 million, with an availability under the revolver of $2.5 million. The principal amount of the loan is due July 1, 1999. However, at no time may the Company have outstanding borrowings under the Bank Facility in excess of its borrowing base. Should the borrowing base ever be determined to be less than the outstanding principal owed, the Company must immediately pay that difference to the lenders. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Beginning April 1, 1997, the interest rate will increase by an additional .5% at the beginning of each quarter to a maximum of 3 3/4% over LIBOR as long as the Company has in excess of $13,500,000 in Subordinated Notes outstanding, specifically the 1993 Subordinated Notes and the 1996 Tranche B Bridge Loan Subordinated Notes. See "Use of Proceeds." Management feels that this bank facility greatly enhances its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions. The bank facility is collateralized by a first mortgage on the Company's offshore properties. The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets.

      From time to time the Company has borrowed funds from institutional lenders who are represented by Kayne, Anderson Investment Management, Inc. In each case these loans are due at a stated maturity, require payments of interest only at 12% per annum 45 days after the end of each calendar quarter and are secured by a second mortgage on the Company's offshore oil and gas properties. The respective loan documents contain certain covenants including a requirement to maintain a net worth ratio, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets.
The loans are as follows:

             (a) 1993 Subordinated Notes. In 1993, $5,000,000 was borrowed, due December 31, 1999, but prepayable at any time. The Company may deliver up to $1,000,000 in PIK (payment in kind) notes in satisfaction of interest payment obligations. The lenders were issued, and during 1996 exercised, warrants to acquire 816,526 Common Shares at $2.25 per share.

             (b) 1996 Tranche A Convertible Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time after May 8, 1998. The Notes are convertible into 2,060,606 Common Shares on the basis of $4.125 per share. The Company may deliver up to $2,000,000 in PIK notes in satisfaction of interest payment obligations.

            (c) 1996 Tranche B Bridge Loan Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable at any time. Should this loan not be prepaid by August 8, 1997 the interest rate will increase from 12% to 14% per annum. The Company may deliver PIK notes in satisfaction of this additional interest.

      Management intends to pre-pay the 1993 Subordinated Notes and the 1996 Tranche B Bridge Loan Subordinated Notes with a portion of the proceeds of this Offering. (See - "Use of Proceeds").


      In 1991, in connection with a debt financing which has subsequently been repaid, certain lenders received a net profits interest (NPI) in the West Delta Properties, which is a continuing obligation with respect to these properties. During the three months ended March 31, 1996, payments with respect to this NPI averaged $53,000 per month. Due to the explosion and fire at Tank Battery #3, no NPI payments were made in the three months ended June 30 or September 30, 1996.

      Pursuant to existing agreements the Company is required to deposit funds in escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Each month, until November 1997, $25,000 is deposited in a bank escrow account, to satisfy such obligations with respect to a portion of its West Delta Properties. The Company has entered into an escrow agreement with Amoco Production Company under which the Company will deposit, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. These funds and interest earned thereon will be available for the expenses of plugging wells and removing structures when that time comes. The Company has established the "PANACO East Breaks 110 Platform Trust" at Bank One, Texas, NA in favor of the Minerals Management Service of the U.S. Department of the Interior. This Trust requires an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2,400,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment obligations; including a $4,100,000 bond which was provided to the original sellers of the West Delta Properties; a $2,400,000 supplemental bond provided to the Minerals Management Service of the U.S. Department of the Interior in connection with the plugging and structure removal obligations for the Company's East Breaks Block 110 Platform and a $300,000 Pipeline Right-of-Way Bond.

      During 1996 the Company hedged the price of natural gas by selling the equivalent of 15,000 MMBtu per day for 1996 at fixed prices which ranged from $2.25 for January to $1.75 for July. When the closing price (settlement price) on NYMEX for natural gas futures was greater than the swap price for a given month the Company paid that difference to the bank which effected the swap. If the settlement price was less than the swap price the bank paid that difference to the Company. By entering into the swap in December 1995 the Company locked in the fixed prices on 15,000 MMBtu per day for each month in 1996. Since the Company sells its natural gas on the spot market, in 1996 it realized prices which approximated the settlement prices on NYMEX, less differences for transportation due to pipeline locations that are varying distances from Henry Hub, Louisiana which is the delivery point used for natural gas futures on NYMEX. Starting in 1997 the Company's hedge transactions on natural gas are based upon published gas pipeline index prices and not the NYMEX. This change has eliminated the possibility of price differences due to transportation. The company expects that for 1997, 14,000 MMBtu's per day are to be hedged, reduced to 10,000 MMBtu's in 1998 and 7,000 MMBtu's in 1999. Also the Company is hedging at a swap price of $1.80 for 1997, which was below the market when the hedges were put in place. The Company then has varying levels of participation (93% in January of 1997 to 40% in September) in settlement prices above to $1.80 swap price level. Management has generally used hedge transactions to protect its cash flows when the Company's borrowings under long-term debt have been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a swap contract relates.

      Despite a net loss for the nine months ended September 30, 1996 of $618,000, the Company had cash provided by operations of $8.7 million. A significant factor in cash flows from operations was a $4.2 million increase in accounts payable, primarily a result of work being done on repairing and rebuilding West Delta through the second and third quarters of 1996, while the Company had not begun to receive any advances from its insurance company until the third quarter.

      Through September 30, 1996, the Company had borrowed $7.5 million under its Bank Facility, $5 million of which was used for the earnest deposit made in August in connection with the Amoco Acquisition. The remaining borrowings were for development of oil and gas properties and repair and rebuilding of the West Delta Tank Battery #3. The Company had repaid $4.8 million of these borrowings through September, most of which was repaid through April.

      During 1995, Shareholders' Equity increased $3,173,000, by virtue of the exercise of options and warrants. During the first nine months of quarter 1996 Shareholders' Equity increased $1,837,000, as a result of the exercise of warrants.


Capital Spending


      In the nine month period ended September 30, 1996, the Company had $11.8 million in capital expenditures, including (1) a $5 million earnest money deposit with respect to the purchase of the Amoco Properties, which were subsequently acquired on October 8, 1996, (2) $1.9 million for repair and rebuilding of the West Delta Tank Battery #3, net of insurance reimbursements, and (3) $4.5 million for development of its oil and gas properties. The majority of the development costs were incurred to drill two unsuccessful development wells in the Bayou Sorrel Field and for the Company's share of successfully recompleting two wells on Eugene Island Block 372, which is operated by Unocal Corporation.

PART II.
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     A lawsuit has been filed against the Company seeking $700,000, relating to a gas gathering system in Oklahoma. The Company has filed a counter claim against the plaintiff seeking damages for fraud. Management feels the plaintiff's suit is without merit and any outcome would be immaterial to results of operations or financial position.

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

     On January 29, 1997 the Company filed a Current Report on Form 8-K describing its sale of the Bayou Sorrel Field to National Energy Group, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, INC.


Date: February 4, 1997                     /s/ Todd R.Bart
                                           Todd R. Bart, Chief Financial Officer