Form 10-Q/A
period 1996-06-30
PANACO INC
filed 1997-02-06
CIK 882074

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


                                  PANACO, INC.
                Statements of Income (Successful Efforts Method)
                       For the Six Months Ended June 30,
                                  (Unaudited)



                                                                              1996                    1995
 REVENUES
     Oil and natural gas sales                                                $10,808,000              $9,659,000

        Total                                                                  10,808,000               9,659,000

COSTS AND EXPENSES
     General & administrative                                                     382,000                 314,000
     Depletion, depreciation & amortization                                     3,812,000               4,398,000
     Exploration expenses                                                               0               2,174,000
     Provision for losses and (gains) on
        disposition and write-downs of assets                                           0                       0
     Lease operating                                                            4,184,000               3,617,000
     Taxes                                                                        327,000                 626,000
     West Delta fire loss                                                         500,000                       0
        Total                                                                   9,205,000              11,129,000

NET OPERATING INCOME (LOSS)                                                     1,603,000             (1,470,000)

OTHER INCOME (EXPENSE)
     Interest expense (net)                                                     (902,000)               (479,000)


NET INCOME (LOSS) BEFORE INCOME TAXES                                             701,000             (1,949,000)

INCOME TAXES                                                                            0                       0


NET INCOME (LOSS)                                                                $701,000            ($1,949,000)


Net income (loss) per share                                                         $0.06                 ($0.17)




    The accompanying notes are an integral part of this statement.

                                  PANACO, INC.
                Statements of Income (Successful Efforts Method)
                      For the Three Months Ended June 30,
                                  (Unaudited)



                                                                              1996                    1995
REVENUES
     Oil and natural gas sales                                                 $3,469,000              $4,183,000

        Total                                                                   3,469,000               4,183,000

COSTS AND EXPENSES
     General & administrative                                                     197,000                 134,000
     Depletion, depreciation & amortization                                     1,326,000               1,943,000
     Exploration expenses                                                               0               2,174,000
     Provision for losses and (gains) on
        disposition and write-downs of assets                                           0                       0
     Lease operating                                                            1,829,000               2,071,000
     Taxes                                                                        116,000                 246,000
     West Delta fire loss                                                         500,000                       0
        Total                                                                   3,968,000               6,568,000

NET OPERATING INCOME (LOSS)                                                     (499,000)             (2,385,000)

OTHER INCOME (EXPENSE)
     Interest expense (net)                                                     (450,000)               (190,000)


NET INCOME (LOSS) BEFORE INCOME TAXES                                           (949,000)             (2,575,000)

INCOME TAXES                                                                            0                       0


NET INCOME (LOSS)                                                              ($949,000)            ($2,575,000)


Net income (loss) per share                                                       ($0.08)                 ($0.22)






  The accompanying notes are an integral part of this statement.

                                  PANACO, INC.
                  Statement of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                        Amount ($)
                                                 Number of                                   Additional            Retained
                                                   Common                 Common              Paid-in              Earnings
                                                   Shares                 Stock               Capital             (Deficit)

Balance, December 31, 1995                          11,504,615               $115,000          $21,155,000         ($12,096,000)

Net income                                                   0                      0                    0               701,000

Common shares issued - warrants
exercised and ESOP contributions                       840,746                  8,000            1,935,000                     0


Balance, June 30, 1996                              12,345,361               $123,000          $23,090,000         ($11,395,000)









    The accompanying notes are an integral part of this statement.

                                  PANACO, INC.
                            Statement of Cash Flows
                           Six Months Ended June 30,
                                  (Unaudited)

                                                                             1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $701,000            ($1,949,000)

     Adjustments to reconcile net income (loss) before
     to net cash provided by operating activities:
        Depletion, depreciation and amortization                              3,703,000               4,248,000
        Exploration expenses                                                          0               2,174,000
        Amortization of loan costs                                              109,000                 150,000

        Changes in operating assets and liabilities:
            Certificates of Deposits - escrow                                   (1,000)                  21,000
            Accounts receivable                                                 473,000                 651,000
            Prepaid expenses                                                   (40,000)               (205,000)
            Other assets                                                              0                  44,000
            Accounts payable                                                  2,365,000               1,270,000
            Interest payable                                                     78,000               (106,000)
                       Net cash provided by operating activities              7,388,000               6,298,000

CASH FLOWS FROM INVESTING ACTIVITIES:
        Sale of oil and gas properties                                                0                   2,000
        Capital expenditures and acquisitions                               (3,388,000)             (2,038,000)
        Purchase of other property and equipment                               (52,000)                 (2,000)
        Increase in restricted deposits                                     (1,735,000)                       0
                       Net cash used by investing activities                (5,175,000)             (2,038,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                         (4,000,000)             (7,000,000)
        Issuance of common stock-exercise of warrants                         1,837,000               2,476,000
            Net cash provided (used) by financing activities                (2,163,000)             (4,524,000)

NET INCREASE (DECREASE) IN CASH                                                  50,000               (264,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                1,198,000               1,583,000

CASH AND CASH EQUIVALENTS AT JUNE 30,                                        $1,248,000              $1,319,000

     Supplemental disclosures of cash flow information:
        Cash paid for six months ended June 30:
                       Interest                                                $774,000                $587,000

     Disclosure of accounting policies:
        1.  For purposes of the statement of cash flows, the Company considers all cash investments with original maturities of three months or less to be cash equivalents.
        2.  24,220 Common Shares were issued related to the Company's ESOP in a non-cash transaction.




    The accompanying notes are an integral part of this statement.

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


Proved developed and undeveloped reserves       Oil                  Gas
                                               (Bbl                 (Mcf)

December 31, 1995                             1,900,000           46,711,000
Purchase of minerals-in-place                       -0-                  -0-
Production                                    (151,000)          (3,666,000)
Sale of minerals-in-place                           -0-                  -0-
Revisions of previous estimates                     -0-                  -0-
                                            -----------    -----------------
Estimated reserves at June 30, 1996           1,747,000          43,005,000
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

8. On April 24, 1996 the Company experienced an explosion and fire on Tank Battery #3 in West Delta. The fire was caused by a service company performing work on the facility. The loss from the fire is management's estimate of the Company's shortfall on insurance reimbursement of repairing the facilities, which includes a $225,000 deductible. The Company will seek to recover these costs, along with lost profits, from the company whose workers caused the fire.

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


Liquidity and Capital Resources

     As discussed in notes to the financial statements, the Company experienced an explosion and fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in to date. The loss of 67 days of production, a corresponding decrease in expenses and a loss on repairing of the facility caused a ($.08) per share loss.

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

Results of Operations

For the six months ended June 30, 1996 and 1995:

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

     The "West Delta fire loss" is the Company's expense of repairing and rebuilding Tank Battery #3, the central processing facility in the West Delta Fields.

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

 The "West Delta fire loss" is the Company's expense of repairing and rebuilding Tank Battery #3, the central processing facility in the West Delta Fields.
         Interest expense (net) increased 137% for the three months ended June 30, 1996 compared to the same period in 1995 due to the increase in debt incurred in December 1995 in connection with the purchase of the Bayou Sorrel Field from Shell Western E & P, Inc.

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

         None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         On April 24, 1996 the Company experienced a fire, caused by a service company, which has forced the shut down of Tank Battery #3 in West Delta. There were no personnel injuries or environmental damage. It is estimated that the fields will be shut-in while repairs are made.


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

                                  PANACO, INC.


Date: February 5,1997                      /s/Todd R. Bart
                                           Todd R. Bart, Chief Financial Officer