Form 10-K
period 1996-12-31
PANACO INC
filed 1997-03-31
CIK 882074

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-26662
                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  43 - 1593374

 (State or other jurisdiction of incorporation  (I.R.S. Employer Identification
              or organization)                                 Number)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value if the voting stock held by non-affiliates of the registrant was approximately $73,589,180 as of March 18, 1997.

20,382,087 shares of the registrant Common Stock were outstanding as of March 18, 1997.
                       Documents Incorporated by Reference

                                      None


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

GLOSSARY OF SELECTED OIL AND GAS TERMS

     The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry.

     "3-D seismic" means seismic data that are acquired and processed to yield a three-dimensional picture of the subsurface.

     "Bank Facility" means the Company's reducing revolving bank facility with First Union National Bank of North Carolina and Banque Paribas.

     "Bbl" means a barrel of oil and condensate or natural gas liquids, being 42 U.S. gallons.

     "Bcf" means billion cubic feet of natural gas.

     "Bcfe" means billion cubic feet of natural gas equivalents.

     "Block" means one offshore unit of lease acreage, generally 5,000 acres.

     "Btu" or "British Thermal Unit" means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

     "Condensate" means a hydrocarbon mixture that becomes liquid and separates from natural gas when the gas is produced and is similar to crude oil.

     "Developed acreage" means oil and gas acreage spaced for or assignable to productive wells.

     "Development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     "Dry hole" means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     "Equivalent Bbls" means a measure of gas volumes representing the estimated relative energy content of natural gas to oil, being 6 Mcf of natural gas per Bbl of oil.

     "Estimated future net revenues" means revenues from production of oil and gas, net of all production -related taxes, lease operating expenses and capital costs.

     "Exploratory well" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil and gas in another reservoir, or to extend a known reservoir.

     "Farmout" means an agreement whereby the lease owner agrees to allow another to drill a well or wells and thereby earn the right to an assignment of a portion or all of the lease, with the original lease owner typically retaining an overriding royalty interest and other rights to participate in the lease.

     "Gross," when used with respect to acres or wells, refers to the total acres or wells in which the Company has a working interest.

     "Group 3-D seismic" means seismic procured by a group of parties or shot on a speculative basis by a seismic company.

     "MBbls" means thousands of barrels of oil.

     "MBO" means one thousand barrels of oil.

     "Mbtu" means one thousand Btus.

     "Mcf" means thousand cubic feet of natural gas.

     "Mcfe" means thousand cubic feet of natural gas equivalents.

     "MMBbls" means millions of barrels of oil.

     "MMBtu" means one million British Thermal Units.

     "MMcf" means million cubic feet of natural gas.

     "MMcfe" means million cubic feet of natural gas equivalents.

     "Natural gas equivalents" means a volume, expressed in Mcf's of natural gas, that includes not only natural gas but also liquids converted to an equivalent quantity of natural gas on an energy equivalent basis. Equivalent gas reserves are based on a conversion factor of 6 Mcf of gas per barrel of liquids.

     "Net," when used with respect to acres, wells or reserves refers to gross acres, wells or reserves multiplied, in each case, by the percentage working interest owned by the Company.

     "Net pay" means the thickness of a productive reservoir capable of containing hydrocarbons.

     "Net production" means production that is owned by the Company less royalties and production due others.

     "NGLs" means the natural gas liquids such as ethane, propane, iso-butane, normal butane and natural gasoline that have been extracted from natural gas.

     "Oil" means crude oil or condensate.

     "Operator" means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

     "Overriding royalty interest" or "ORRI" means an interest in an oil and gas property entitling the owner to a share of oil and gas production free of costs of exploration and production.

     "Payout" means that point in time when a party has recovered monies out of the production from a well equal to the cost of drilling and completing the well and the cost of operating the well through that date.

     "Present value of future net revenues" or "Present value of proved reserves" means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, except as otherwise provided by contract, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

     "Production costs" means costs necessary for the production of a well or field and sale of oil and gas, including production and ad valorem taxes.

     "Productive well" means a well that is producing oil or gas or that is capable of production.

     "Proprietary 3-D seismic" means seismic privately procured and owned by the procurer.

     "Proved developed nonproducing reserves" means those reserves that exist behind the casing if existing wells or at minor depths below the present bottom of such wells and that are expected to be produced through these wells in the predictable future, when the cost of making such oil and gas available for production should be relatively small compared to the cost of a new well.

     "Proved developed producing reserves" means those reserves that are expected to be produced from existing completion intervals now open for production in existing wells.

     "Proved developed reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     "Proved reserves" means the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based upon future conditions.

     i. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

     ii. Reserves that can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

         iii. Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserve", (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

     "Proved undeveloped reserves" means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage is limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances are estimates of proved undeveloped reserves attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     "Recompletion" means the completion for production of an existing wellbore in another formation from that in which the well has previously been completed.

     "Reserves" means proved reserves.

     "Royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the lease acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by the owner of the leasehold in connection with a transfer to a subsequent owner.

     "SEC 10 Value" means the present value of estimated future net revenues, before taxes, of the specified reserves or property, determined in all material respects in accordance with the rules and regulations of the SEC (generally using prices and costs in effect at a fixed date and a 10% discount rate).

     "Shut-in" means to close down a producing well or field temporarily for repair, cleaning out, building up reservoir pressure, lack of a market or similar conditions.

     "Undeveloped acreage" means the oil and gas acreage on which wells have not been drilled or to which no Proved Reserves other than Proved Undeveloped Reserves have been attributed by independent petroleum engineers.

     "Unproved properties" means the oil and gas acreage to which no Proved Reserves have been attributed by independent petroleum engineers.

     "Unproved reserves" means those reserves based on geologic and/or engineering data similar to that used in estimates of proved reserves; but technical, contractual, economic, or regulatory uncertainties preclude such reserves being classified as proved. They may be estimated assuming future economic conditions different from those prevailing at the time of the estimate. Unproved reserves may be divided into two subclassifications: "probable" and "possible."

     "Working interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain only 87.5% of the production.

                                                      Part I

Item 1.  Business.

General

         PANACO, Inc. (the "Company") is a Delaware corporation that was organized in October 1991. Effective September 1, 1992, Pan Petroleum MLP, the Company's predecessor, was merged into the Company. The Company is in the oil and gas business, acquiring, drilling and operating offshore oil and gas properties in the Gulf of Mexico.

         Between 1984 and 1988 a total of 114 limited partnerships were consolidated into the Company's predecessor. With the acquisition of the West Delta Properties in 1991, the Company shifted its emphasis offshore. Additional offshore properties were acquired in 1994, 1995 and 1996. In recent years the Company has been disposing of numerous onshore properties. The onshore properties presently generate less than 4% of the Company's revenues. These onshore property sales are part of management's plan to concentrate on properties in the Gulf of Mexico, which the Company considers to be more profitable.

Recent Common Share Offering

         On March 7, 1997, the Company completed an offering of 8,403,305 Common Shares at $4.00 per share, $3.728 net of the underwriter's commission, consisting of 6,000,000 shares sold by the Company and 2,403,305 shares sold by shareholders. The Company's proceeds of $22,000,000 (net of $350,000 in offering expenses) from the offering were used to repay $13,500,000 of its Subordinated Notes, specifically the 1993 Subordinated Notes and the 1996 Tranche B Bridge Loan Subordinated Notes. The remaining proceeds were temporarily paid on the Company's reducing revolving loan and will ultimately be used for the development of its properties and future acquisitions.

Business Strategy

         The Company's objective is to enhance shareholder value through sustained growth in its reserve base, production levels and resulting cash flows from operations. In pursuing this objective, the Company maintains a geographic focus in the Gulf of Mexico and identifies properties that may be acquired preferably through negotiated transactions or, if necessary, sealed bid transactions. The properties the Company seeks to acquire generally are geologically complex, with multiple reservoirs, have an established production history and are candidates for exploitation. Geologically complex fields with multiple reservoirs are fields in which there are multiple reservoirs at different depths and wells which penetrate more than one reservoir that have the potential for recompletion in more than one reservoir. Once properties are acquired, the Company focuses on reducing operating costs and implementing production enhancements through the application of technologically advanced production and recompletion techniques. Over the past five years, the Company has taken advantage of opportunities to acquire interests in a number of producing properties which fit these criteria.

Business Activities

         The Company owns interests in 123 offshore wells, located offshore Louisiana and Texas. It also owns interests in 308 onshore wells in Kansas, Louisiana, Oklahoma and Texas, but these interests generate less than 4% of its revenues. As of December 31, 1996, these properties, including the recently acquired Amoco Properties and excluding the Bayou Sorrel Field which was recently sold, contained estimated Proved Reserves of approximately 2,239,000 Bbls of oil and condensate and approximately 41,446,000 Mcf of gas and the SEC 10 Value of such Proved Reserves was approximately $113,467,000. Approximately 20% of such Proved Reserves are attributable to oil and 80% to natural gas, based on six Mcf of gas being equivalent to one Bbl of oil. Information included herein with respect to Proved Reserves and the SEC 10 Value thereof has been prepared by the Company. See "Properties - Significant Proved Properties."

      The Company expects to hold its producing properties until the economically recoverable reserves attributable thereto are depleted, although the Company may sell any of its properties if management believes that such sale would be in the Company's best interest.

Recent Explosion and Fire

      The Company experienced an explosion and fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in from April 24th, until being returned to production on October 7, 1996. The loss of 67 days of production in the second quarter and the entire third quarter resulted in lost revenues of approximately $6,000,000. During the second quarter the Company expensed $500,000 for its loss as a result of this explosion. No further losses have been recognized or are anticipated. This $500,000 amount included $225,000 in deductibles under the Company's insurance.

      The Company has spent $8,500,000 on Tank Battery #3, inclusive of the $500,000 expensed during second quarter and has received reimbursement from its insurance company of $3,900,000, after satisfaction of the $225,000 in deductibles. The excess of expenditures over insurance reimbursement will be capitalized. No additional expenditures have been made or are anticipated.

Well Operations

        The Company operates 52 offshore wells and owns all of the working interests in substantially all of those wells. The Company's 71 remaining offshore wells are operated by third party operators, including Unocal Corporation, Phillips Petroleum Company, Texaco, Anadarko Petroleum Corporation and Louisiana Land and Exploration Company. Operations are conducted pursuant to joint operating agreements that were in effect at the time the Company acquired its interest in these properties. The Company considers these joint operating agreements to be on terms customary within the industry. The operator of an oil and gas property supervises production, maintains production records, employs field personnel, and performs other functions required in the production and administration of such property. The compensation paid to the operator for such services customarily varies from property to property, depending on the nature, depth, and location of the property being operated. Where properties are operated by the Company, it generally owns all of the working interests or a majority of the working interest in the properties. Therefore, its revenue and expense associated with portions of properties it operates for other working interest holders is not material.

Acquisition, Development, and Other Activities

        The Company utilizes its capital budget for (a) the acquisition of interests in other producing properties, (b) recompletions of its existing wells, and (c) the drilling of development and exploratory wells.

      In recent years, major oil companies have been selling certain offshore properties to independent oil companies because they feel these properties do not have the remaining reserve potential needed by a major oil company. Several independent oil companies have acquired these offshore properties and achieved significant success in further exploitation of these properties. Even though a property does not meet the criteria for further development by a major oil company, that does not mean it is lacking further exploitation potential. The majors are simply moving further offshore into deeper water and to other countries where they can find and produce the super-fields that fit their criteria. Present day technology permits drilling and completing wells in water as deep as 10,000 feet.

      On October 8, 1996, the Company closed on its acquisition of interests in six offshore fields from Amoco Production Company for $40,400,000. In consideration for such interests, the Company issued Amoco 2,000,000 Common Shares and paid the sum of $32,000,000 in cash. The interests acquired include
(1) a 33.3% working interest in the East Breaks 160 Field (2 Blocks) and a 33.3% interest in the High Island 302 Field, both operated by Unocal Corporation; (2) a 50% interest in the High Island 309 Field (2 Blocks) and a 12% interest in the High Island 330 Field (3 Blocks), both operated by Costal Oil and Gas
Corporation; (3) a 12% interest in the High Island 474 Field (4 Blocks), operated by Phillips Petroleum Company; and (4) a 12.5% interest in the West Cameron 180 Field (1 Block), operated by Texaco. Current production for the interests acquired is 623 barrels of oil per day and 10.1 MMcf per day of natural gas. See "Properties - Amoco Acquisition."

      Depending on the sales prices of oil and gas and its ability to finance such activities, the Company may also drill exploratory wells on properties it acquires. The Company will evaluate potential prospects to determine the economic benefit to the Company and may drill exploratory wells if the benefit to the Company is reasonable when measured against the risks involved.

      The number and type of wells drilled by the Company will vary from period to period depending on the amount of the capital budget available for drilling, the cost of each well, the Company's commitment to participate in the wells drilled on properties operated by third parties, the size of the fractional working interest acquired by the Company in each well and the estimated recoverable reserves attributable to each well.

      Acquisitions of properties may include acquisitions of working interests, royalty interests, net profits interests, production payments, and other forms of direct or indirect ownership interest or interests in oil and gas production. The Company may also acquire general or limited partner interests in general or limited partnerships and interests in joint ventures, corporations, or other entities that own, manage, or are formed to acquire, explore for, or develop oil and gas properties or conduct other activities associated with the ownership of oil and gas production. The Company may also acquire or participate in the expansion of natural gas processing plants and natural gas transportation or gathering systems.

      The success of the Company's acquisitions will depend on (a) the Company's ability to establish accurately the volumes of reserves and rates of future production from producing properties being considered for acquisition and the future net revenues attributable to reserves from such properties, taking into account future operating costs, market prices for oil and gas, rates of inflation, risks attendant to production of oil and gas, and a suitable return on investment, and (b) the Company's ability to purchase properties and produce and market oil and gas therefrom at prices and rates that over time will generate cash flows resulting in an attractive return on the initial investment. The Company's cash flow and return on investment will vary to the extent that the Company's production from an acquired property is greater or less than that estimated at the time of acquisition because of, for example, the results of drilling or improved recovery programs, the demand for oil and gas, or changes in the prices of oil and gas from the prices used to calculate the purchase price for producing properties. The Company will evaluate any economically feasible project that would enhance the value of its properties. Such a project may involve both the acquisition of developed and undeveloped properties and the drilling of infield wells.

      The Company expects that its primary activities will continue to be concentrated offshore in the Gulf of Mexico. The Company can, if it so chooses, invest in any geographic area. Drilling on and production from offshore properties often involves higher costs than does drilling on and production from onshore properties, but the production achieved on successful wells is generally much greater.

      The Company may also seek to acquire oil and gas companies through stock purchases, asset purchases, and purchases of interests in partnerships. The Company intends to pay for such possible acquisitions with its own securities, cash or any other property, or any combination of the foregoing. The consent of the Company's lenders is required for any such purchases. See "Funding of Business Activities - Borrowings and Obligations".

Use of 3-D Seismic Technology

        The use of 3-D seismic and computer-aided exploration ("CAEX") technology is an integral component of the Company's acquisition, exploitation, drilling and business strategy. In general, 3-D seismic is the process of obtaining seismic data along multiple lines and grids within a large geographic area. 3-D seismic differs from 2-D seismic in that it provides information with respect to multiple horizontal and vertical points within a geological formation instead of information on a single vertical line or multiple vertical lines within the formation. By expanding the amount of data obtained with respect to a geological formation, the user is better able to correlate the data and obtain a greater understanding and image of the formation. While it is impossible to predict with certainty the specific configuration or composition of any underground geological formation, 3-D seismic provides a mechanism by which clearer and more accurate projected images of complex geological formations can be obtained prior to drilling for hydrocarbons therein. In particular, 3-D seismic delineates smaller reservoirs with greater precision than can be obtained with 2-D seismic.

      CAEX technology is the process of accumulating and analyzing the various seismic, production and other data obtained relating to a potential prospect. In general, the process of prospect evaluation through CAEX technology requires inputting various 2-D and 3-D seismic data obtained with respect to a prospect, correlating that data with historical well control and production data from similar properties and analyzing the available data through computer programs and modeling techniques in order to project the likely geological composition of a prospect and potential locations of hydrocarbons. This process relies on a comparison of actual data with respect to the prospect and historical data with respect to the density and sonic characteristics of different types of rock formations, hydrocarbons and other subsurface minerals, resulting in a projected three dimensional image of the subsurface. This modeling is performed through the use of advanced interactive computer workstations and various combinations of available computer programs that have been developed solely for this application.

      3-D seismic and CAEX technology have been in existence since the mid 1970's; however, it was not until the late 1980's, with the development of improved data acquisition equipment and techniques capable of gathering significant amounts of data through a large number of channels and the availability of improved computer technology at reasonable costs, that the method became economically available to firms such as the Company. Prior to that, it was the exclusive province of large multinational oil companies. The Company owns 2-D seismic on all of its offshore properties and, owns 3-D seismic on East Breaks Block 160 Field, High Island

304 Field, High Island 474 Field and West Delta Block 58 Field. In addition to this proprietary 3-D seismic, much group seismic data is available on the Companys' remaining properties. A new 3-D seismic survey will be shot by Flores & Rucks, Inc. on the Companys' properties in West Delta. The Company owns its own seismic processing equipment, but it also utilizes the services of outside firms to process and interpret seismic data.

      The Company believes that its application of 3-D seismic and CAEX technology in the exploration of oil and natural gas provides it with a number of benefits in the exploration, delineation and development process that are not generally available to those who only use 2-D seismic data and conventional processing methods. In particular, the Company believes that, by obtaining clearer and more accurate projected images of underground formations through computer modeling, the Company is able to specifically identify potential locations of hydrocarbon accumulations based on the characteristics of the formations and analogies made with nearby fields and formations where hydrocarbons have been found. This enhanced data can be used to assist the Company in eliminating prospects and prospect locations that might otherwise have been drilled had the Company relied solely on 2-D seismic data. This data can be used to assist the Company in identifying the perceived most desirable location for the well to maximize the likelihood of a successful exploratory or development well and production from the reservoir.

      The Company believes that the collective application of 3-D seismic and CAEX technology enables a much more accurate definition of the risk profile of a prospect than was previously available using traditional exploration techniques. To the extent the Company is successful in increasing its success rate and reducing its dry hole costs through the use of advanced technology the Company believes it has a competitive advantage over companies that do not use such technology.

      The Company generated a prospect in the northern portion of West Delta Block 58 using 3-D seismic, which it farmed out to Tana Oil & Gas Corporation in 1996. Tana drilled a successful well to 12,800 feet which encountered 85 feet of net pay and produces in excess of 15,000 Mcf per day. The Company retained a 5.833% overriding royalty interest in the farmout. Three of the fields in the Amoco Acquisition have proprietary 3-D seismic, while all of the Amoco Properties have group 3-D seismic. A group 3-D seismic shooting was recently completed on the western portion of the Company's properties in West Delta.

Marketing of Production

       Production from the Company's properties is marketed in accordance with industry practices, which include the sale of oil at the wellhead to third parties and the sale of gas to third parties at prices based on factors normally considered in the industry, such as the spot price for gas or the posted price for oil, and the quality of the oil and gas.

      The Company markets all of its offshore oil production to Amoco, Citgo, Conoco, Texaco, Unocal and Vastar. Citgo, Conoco, Texaco and Vastar each have 25% calls (exclusive rights to purchase) on the oil production from the West Delta Fields at their average posted price for each month. Amoco has a call on all of the oil production from the Amoco Properties at their posted prices. If the Company has a bona fide offer from a crude oil purchaser at a higher price than Amoco's posted price, then Amoco must match that price or release the call. Oil from the Zapata Properties is currently being sold to Unocal and Amoco, but can be sold to any crude oil purchaser of the Company's choice. Natural gas is sold on the spot market. There are numerous potential purchasers for offshore gas. Notwithstanding this, natural gas purchased by Tenneco Gas Marketing Company accounted for 49% of the revenues in 1996. There are numerous gas purchasers doing business in the areas involved as well as natural gas brokers and clearing houses. Furthermore, the Company can contract to sell the gas directly to end users. The Company does not believe that it is dependent upon any one customer or group of customers for the purchase of natural gas.

      The Company hedges the prices of its oil and gas production through the use of oil and natural gas futures and swap contracts within the normal course of its business. The Company uses futures and swap contracts to reduce the effects of fluctuations in oil and natural gas prices. Changes in the market value of these contracts are deferred and subsequent gains and losses are recognized monthly as adjustments to revenues in the same production period as the hedged item, based on the difference between the index price and the contract price. The Company entered into a hedge agreement beginning in January, 1996, for the delivery of 15,000 MMBtu of gas for each day in 1996 with contract prices ranging from $1.7511 per MMBtu to $2.253 per MMBtu.

Starting in 1997 the Company's hedge transactions on natural gas are based upon published gas pipeline index prices and not the NYMEX. This change has eliminated price differences due to transportation. For 1997, 14,000 MMBtu's per day has been hedged, reduced to 10,000 MMBtu's per day in 1998 and 7,000 MMBtu's per day in 1999. The Company is hedging at a swap price of $1.80 per MMBtu for 1997, with varying levels of participation (93% in January to 40% in September) in settlement prices above $1.80 per MMBtu.

Starting in 1997, the Company has also hedged 720 barrels of oil for each day in 1997 at a swap price of $20.00 per barrel, with a 40% participation in settlement prices above the swap price.

Plugging and Abandonment Escrows

        Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Each month, until November 1997, $25,000 is deposited in a bank escrow account, to satisfy such obligations with respect to a portion of its West Delta Properties. The Company has entered into an escrow agreement with Amoco Production Company under which the Company will deposit, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. As of December 31, 1996 the Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust requires an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000, for a total of $2,400,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment obligations; including a $4,100,000 bond which was provided to the original sellers of the West Delta Properties; a $2,400,000 supplemental bond provided to the Minerals Management Service of the U.S. Department of the Interior in connection with the plugging and structure removal obligations for the Company's East Breaks Block 110 Platform and a $300,000 Pipeline Right-of-Way Bond.



Insurance

       The Company maintains insurance coverage as is customary for companies of a similar size engaged in operations similar to the Company's. The Company's insurance coverage includes comprehensive general liability insurance in the amount of $50,000,000 per occurrence for personal injury and property damage and cost of control and operators extra expense insurance of $3,000,000 on onshore wells, $20,000,000 on wells in Louisiana State waters and $50,000,000 per occurrence in Federal offshore waters, which limits are proportionately reduced when the Company owns less than 100% of the respective property. The Company maintains $65,000,000 in property insurance on its offshore properties. There is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

Funding of Business Activities

      Cash Flow from Operations. Funding for the Company's activities is provided primarily by cash flow from operations, however, the Company may use its Bank Facility and other sources described below. Generally, cash flow from properties declines over time as production declines. The cash flow generated by the Company's activities would decline in the absence of (a) the acquisition and development of other oil and gas properties, (b) increases in the Company's production of oil and gas resulting from the development of its properties, or
(c) increases in the prices that the Company receives for oil and gas production.

      Issuance of Additional Common Shares and Other Securities. The Company may issue additional Common Shares or other securities for cash, to the extent that market and other conditions permit, and use the proceeds to fund its activities. Additional securities issued by the Company may be of a class preferred as to the Common Shares with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Board of Directors. The Certificate of Incorporation and By-laws of the Company generally do not require the Company to obtain the consent of its shareholders for the issuance and sale of Common Shares or other securities.

      Borrowings and Obligations. The Company is permitted to incur indebtedness for any Company purpose. It is currently expected that Company indebtedness will consist primarily of borrowings from commercial banks and credit corporations, the sale of debt instruments, and possibly by advances from oil and gas purchasers.

      On October 8, 1996, the Company amended its bank facility with First Union National Bank of North Carolina (60% participation), and Banque Paribas (40% participation), herein "Bank Facility". The loan is a reducing revolver designed to provide the Company up to $40,000,000 depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at December 31, 1996 was $31 million, with an availability under the revolver of $2,500,000. The principal amount of the loan is due July 1, 1999. However, at no time may the Company have outstanding borrowings under the Bank Facility in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Management feels that this bank facility greatly enhances its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions. The bank facility is collateralized by a first mortgage on the Company's offshore properties. The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets.

      In 1991, the Company borrowed $21,600,000 from New England Mutual Life Insurance Company, NMB Post Bank, Groep, N.V. (now ING Bank), the Lincoln National Life Insurance Company and En Cap 1989-1 Limited Partnership. The balance owed on this facility was prepaid in 1994 with part of the proceeds of the Company's Bank Facility. As part of the 1991 transaction these former lenders received a net profits interest in part of the West Delta Properties.

      From time to time the Company has borrowed funds from institutional lenders who are advised by Kayne, Anderson Investment Management, Inc. In each case these loans are due at a stated maturity, require payments of interest only at 12% per annum 45 days after the end of each calendar quarter and are secured by a second mortgage on the Company's offshore oil and gas properties. The respective loan documents contain certain covenants including a requirement to maintain a net worth ratio, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets. The loans are as follows:

            (a) 1993 Subordinated Notes. In 1993, $5,000,000 was borrowed, due December 31, 1999. These notes were prepaid on March 6, 1997, with part of the proceeds of the recent Common Share offering. The lenders were issued, and during 1996 exercised, warrants to acquire 816,526 Common Shares at $2.25 per share.

             (b) 1996 Tranche A Convertible Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time after May 8, 1998. After August 28, 1997 the Notes are convertible into 2,060,606 Common Shares on the basis of $4.125 per share. The Company may deliver up to $2,000,000 in PIK notes in satisfaction of interest payment obligations.

            (c) 1996 Tranche B Bridge Loan Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003. These Notes were prepaid on March 6, 1997, with part of the proceeds of the recent Common Share Offering.

Competition, Markets, Seasonality and Regulation

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

      In view of the many uncertainties affecting the supply and demand for oil, gas, and refined petroleum products, the Company is unable to predict future oil and gas prices. In order to minimize these uncertainties the Company, from time to time, hedges prices on a portion of its production with futures contracts.

      Seasonality. Historically the nature of the demand for natural gas caused prices and demand to vary on a seasonal basis. Prices and production volumes were generally higher during the first and fourth quarters of each calendar year. For example, during 1991 the price the Company receives for its natural gas fell from a high of $1.78 per Mcf in January to a low of $1.09 in July and then climbed to a new high of $1.95 in December, averaging $1.49 for the year. However, the substantial amount of gas storage becoming available in the U.S. is altering this seasonality. During 1993, 1994 and 1995 the Company's gas prices ranged from $2.78 to $1.64, $2.43 to $1.39 and $2.37 to $1.37, averaging $2.13,
$1.88 and $1.58, respectively, in each case, per Mcf. Gas prices averaged $2.17 per Mcf during 1996. The Company sells its natural gas on the spot market based upon published index prices for each pipeline. Historically the net price received by the Company for its gas has averaged about $.10 per MMBtu below the NYMEX Henry Hub index price, due to transportation differentials. Fields that are located further offshore, such as the Amoco Properties, will generally sell their gas for as much as $.20 below that index price.

      Regulation. The Company's business is affected by governmental laws and regulations, including price control, energy, environmental, conservation, tax and other laws and regulations relating to the petroleum industry. For example, state and federal agencies have issued rules and regulations that require permits for the drilling of wells, regulate the spacing of wells, prevent the waste of natural gas and crude oil reserves, and regulate environmental and safety matters including restrictions on the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limits or prohibitions on drilling activities on certain lands lying within wetlands and other protected areas, and remedial measures to prevent pollution from current and former operations. Changes in any of these laws, rules and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current law and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on future operations.

      The Company believes that its operations comply in all material respects with all applicable laws and regulations and that the existence of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the industry. The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by reference thereto.

      Various aspects of the Company's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the federal government for operations of federal leases. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. Currently, sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can be made at uncontrolled market prices, but Congress could reenact price controls at any time. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act which removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective

January 1, 1993.

      Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting crude oil, liquids and condensates by pipeline. These regulations are subject to pending petitions for judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such conditions.

      Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry historically has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue indefinitely into the future. Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company.

      Extensive federal, state and local laws and regulations govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and response costs without regard to negligence or fault on the part of such person. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as the "Superfund" law, imposes strict liability on an owner and operator of a facility or site where a release of hazardous substances into the environment has occurred and on companies that disposed or arranged for the disposal of the hazardous substances released at the facility or site. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations and costs of the Company. While compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company, the Company believes that other independent energy companies in the oil and gas industry likely would be similarly affected. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

       Offshore operations of the Company are conducted on both federal and state lease blocks of the Gulf of Mexico. In all offshore areas the more stringent regulation of the federal system, as implemented by the Mineral Management Service of the Department of the Interior, are to be applicable to state leases as well as federal leases. The Oil Pollution Act of 1990 requires operators of oil and gas leases on or near navigable waterways to provide $35,000,000 in "financial responsibility", as defined in the Act. At present the Company is satisfying the financial responsibility requirement with insurance coverage.

Employees

     The Company has fourteen full time employees, some of whom are officers. The Company utilizes an additional thirty-two contract personnel in the operation of the offshore properties, and uses numerous outside geologists, production engineers, reservoir engineers, geophysicists and other professionals on a consulting basis.

Office Facilities

      The Company's headquarters are located at 1050 West Blue Ridge Boulevard, PANACO Building, Kansas City, Missouri 64145-1216, and its telephone number is
(816) 942-6300, FAX (816) 942-6305. The Houston, Texas office is located at 1100 Louisiana, Suite 5110, Houston, Texas 77002-5220, telephone (713) 652-5110, FAX
(713) 651-0928.

Item 2.  Properties.

      The Company's offshore properties are located offshore Louisiana and Texas. The following table sets forth certain information with respect to the Company's significant properties as of December 31,1996. Such properties account for 95% of the aggregate SEC 10 Value of its properties.

                          Significant Proved Properties

                                                      Proved Reserves
                                                  Oil      Gas        SEC 10
Property                    Area                 (Bbls)   (Bcf)        Value

AMOCO PROPERTIES        Offshore TX            1,332,000   15.8     $ 42,690,000
WEST DELTA PROPERTIES   Offshore LA              395,000   14.8     $ 41,586,000
ZAPATA PROPERTIES       Offshore TX & LA         168,000    8.5     $ 22,966,000

Amoco Acquisition

        On August 26, 1996 the Company entered into a Purchase and Sale Agreement with Amoco Production Company to acquire Amoco's interest in 13 offshore blocks comprising six fields in the Gulf of Mexico ("Amoco Properties"). The acquisition closed October 8, 1996. The purchase price for the assets acquired in this transaction was $40,400,000, paid by the issuance of 2,000,000 Common Shares, at $4.20 per share, and by payment to Amoco of $32,000,000 in cash.

      In addition to the interests acquired, the Company purchased a 33.3% interest in a 12.67 mile 12" pipeline connecting East Breaks Block 160 platform to the High Island Offshore System ("HIOS"), a natural gas pipeline system in the Gulf of Mexico and a 33.3% interest in a 17.47 mile 10" pipeline connecting the East Breaks Block 160 platform to the High Island Pipeline System ("HIPS"), a crude oil pipeline system in the Gulf of Mexico. HIOS and HIPS are the primary natural gas and crude oil pipeline systems in that part of the Gulf of Mexico.

      The East Breaks Block 160 platform also serves a subsea well owned by Mobil Oil Corporation in East Breaks Block 117. Under agreements with Mobil the owners of the East Breaks Block 160 platform share in certain fees paid by Mobil.

      The following table lists the field names, block numbers, working interests, net revenue interests and number of wells of the properties.

                                        Working        Net Revenue  Number of

        Field/Block                     Interest        Interest    Active Wells


     East Breaks 160 Field
     EB 160 (OCS 2647)                  0.3333            0.2778        13
     EB 161 (OCS 2648)                  0.3333            0.2778        10

     High Island A-302 Field
     HI A-302 (OCS 2732)                0.3333            0.2778         5

     High Island A-309 Field
     HI A-309 (OCS 2735)                0.5000            0.4167         9
     HI A-310 (OCS 3378)                0.5000            0.4167         8

     High Island A-330 Field
     HI A-330 (OCS 2421)                0.1200            0.1000        25
     HI A-349 (OCS 2743)                0.1200            0.1000         6
     WC 613 (OCS 3286)                  0.1200            0.1000         3

     High Island A-474 Field
     HI A-474 (OCS 2366)                0.1200            0.1000        18
     HI A-489 (OCS 2372)                0.1200            0.1000        22
     HI A-499 (OCS 3118)                0.1310            0.1092         6
     HI A-475 (OCS 2367)                0.1200            0.1000         0

     West Cameron 180 Field
     WC 144 (OCS 1953)                  0.1250            0.1042         7

      Average net production from these fields during 1996 was 11.5 MMcf of gas per day and 583 barrels of oil per day and cash flow net to the interests was
$11,200,000. Management believes that these fields have potential for substantial reserve and production increases. Three of the fields have proprietary 3-D seismic.

East Breaks 160 Field

      This field consists of two blocks, East Breaks 160 and 161. The water depth ranges from 900' to 1,100'. The Company owns a 33.3% working interest with a 27.8% net revenue interest. Unocal Corporation is the operator. East Breaks 160 field produces from an anticlinal ridge with 12 productive horizons. A proprietary 3-D survey was shot and processed in 1990. Net proved reserves are estimated to be 9.7 Bcf and 1,131 MBO. The GA-2 and HB-2 reservoirs account for most of the reserves. Additional income is derived from processing fees from the Mobil Oil Corporation recent discovery in adjacent Block 117. This subsea well is tied back to the East Breaks 160 platform. Management believes there are numerous reservoirs in the field which have not been adequately evaluated with wells. Additional wells on Blocks 160 and 161 and in adjacent blocks are under consideration by Unocal Corporation.

High Island A-302 Field

      High Island Block A-302 is in approximately 200' of water. The Company owns a 33.3% working interest with a 27.8% net revenue interest. Unocal Corporation is the operator. Production is from four producing horizons on a faulted anticlinal structure. A speculative 3-D survey was shot in 1991 and processed in 1992. One well is producing, with one well scheduled to be recompleted in 1997. Management believes additional reserves should be recoverable from two sands in an area which seismic data shows to be undrained by the existing wells.

High Island A-309 Field

      High Island A-309 field consists of two blocks, High Island A-309 and A-310, in approximately 200' of water. The Company owns a 45% working interest in Block A-309 and a 55% working interest in Block A-310. Coastal Oil and Gas Corporation is the operator. Production is from three faulted anticlines with 18 productive horizons. Proprietary 3-D seismic data has been reprocessed. Net Proved Reserves are estimated to be 4.0 Bcf.
 Numerous additional wells and recompletions are planned for 1997 through 1999.

High Island A-330 Field

      The field consists of three blocks, High Island A-330, High Island A-349 and West Cameron 613. The field is located in 280' of water. The Company owns a 12% working interest with a 10% net revenue interest. Costal Oil and Gas Corporation is the operator. Three wells have been recompleted in 1996. This field produces from a faulted anticline with 24 productive horizons. The Company has 2-D seismic on this field, but a 3-D seismic survey was recently shot. Management believes that significant upside potential was delineated by the 3-D seismic. A well in West Cameron Block 613 has been proposed by the operator for 1997 to offset a field operated by Shell offshore in Block A-350 and other wells and recompletions are under consideration.

High Island A-474 Field

      This field consists of three full blocks in the High Island Area, A-474, A-489, A-499, and part of Block A- 475. The water depth is 250' to 285 and Phillips Petroleum Company ("Phillips") is the operator. The Company owns a 12% working interest with a 10% net revenue interest in Blocks A-474 and A-489, a 13.1% working interest with a 10.9% net revenue interest in Block A-499, and a 12% working interest with a 9% net revenue interest in Block A-475. There are 23 productive horizons in this faulted anticline. A proprietary 3-D seismic was shot in 1991 and processed in 1993. Net Proved Reserves are 1.2 Bcf and 199 MBO.

West Cameron 180 Field

      This field consists of a single block, West Cameron 144, in 40' of water. Texaco is the operator. The Company owns a 12.5% working interest with a 10.4% net revenue interest. The producing feature is a north- plunging faulted anticline that underlies West Cameron Blocks 173 and 180. There are three productive horizons.


West Delta Properties

        These properties consist of 13,565 acres in Blocks 52 through 56 and Block 58 in the West Delta Area, offshore Louisiana. The properties have 36 wells, five of which were recently drilled. The West Delta Properties were acquired from Conoco, Inc., Atlantic Richfield Company (now Vastar Resources, Inc.), OXY USA, Inc. and Texaco Exploration and Production, Inc. in May 1991. During 1995 the properties had net production averaging approximately 20,643 Mcf of natural gas per day and 264 barrels of oil and condensate per day. During 1996 production was substantially diminished by the explosion and fire.

      The Company has a 87.5% net revenue interest in the field, subject to a 5% net profits interest on the shallower reservoirs in favor of the Companys' former lenders and a 4.166% overriding royalty interest on the deeper reservoirs in favor of Conoco and OXY. In 1994 the Company spent $6,900,000 on drilling four wells and the recompletion of eight wells on these properties. The Company is the operator and generally owns 100% of the working interest in these wells. Presently, the wells produce from depths ranging from 1,200 feet to 12,500 feet. Because of the existing surface structures and production equipment, management believes that additional wells can be added on the properties with lower completion costs.

      The Company has agreed to farmout the deep rights in West Delta Blocks 53 through 56 to Flores & Rucks, Inc., which has agreed to fund a new 3-D seismic survey. The Company retains all presently producing reservoirs. Management believes this farmout will bring about an evaluation of any deep reservoir potential and allow the Company to further evaluate the presently producing reservoirs using the new 3-D seismic. The Company will have the option of retaining a 12 1/2% overriding royalty interest or participating up to 50% as a working interest owner in any wells drilled by Flores & Rucks, Inc.

         During 1994 the Company farmed out the deep rights (below 11,300 feet) to an 1,875 acre parcel in Block 58 to Energy Development Corporation which drilled a successful well to 16,500 feet. Production commenced in April, 1995. The Company retained a 12 1/2% overriding royalty interest in that acreage that converts to a 15% overriding royalty interest at Payout. The well has produced as much as 21,000 Mcf per day and 1,500 barrels of condensate per day. Energy Development Corporation was subsequently acquired by Samedan Oil Corporation.

         The Company generated a prospect in the northern portion of West Delta Block 58 using 3-D seismic, which it farmed out to Tana Oil & Gas Corporation in 1996. Tana drilled a successful well to 12,800 feet which encountered 85 feet of net pay and produces in excess of 15,000 Mcf per day. The Company retained a 5.833% overriding royalty interest in the farmout, convertible to a 25% working interest at payout.

         The main production facility on the West Delta Properties is a four platform complex designated as Tank Battery #3. There are four ancillary platforms in the eastern portion of the properties connected to Tank Battery #3. Three wells are on one of these platforms. In the western portion there is one production platform designated as Platform "D" in Block 58, with three wells. The remaining 30 wells are located on satellite structures connected to Tank Battery #3 or one of its ancillary platforms. Eight wells produce oil and natural gas. The remaining wells produce only natural gas.

     The Company has recently replaced the pipeline connecting "D" Platform in Block 58 with Tank Battery # 3 in Block 54 with two new 6" pipelines.

         In  connection   with  the  acquisition  of  the  West  Delta  offshore
properties the Company provides the sellers with a $4,100,000 plugging and abandonment bond collateralized in part with a bank escrow account.

Zapata Properties

           On July 12th, 1995, the Company entered into a Purchase and Sale Agreement with Zapata Exploration Company ("Zapata") to acquire all of Zapata's offshore oil and gas properties in the Gulf of Mexico. The properties consist of East Breaks Blocks 109 and 110, East Cameron Block 359, Eugene Island Block 372, South Timbalier Block 185 and West Cameron Block 538, totaling 31,134 gross acres. The transaction was closed July 26, 1995. The Company took over as operator of the East Breaks and West Cameron properties effective at closing. The East Cameron property is operated by Anadarko Petroleum Corporation. The Eugene Island property is operated by Unocal Corporation and the South Timbalier property is operated by Louisiana Land & Exploration Company. Proved net reserves at December 31, 1996 were 168,000 Bbls of oil and 8.5 Bcf of natural gas. During 1996, the properties produced 49,275 barrels of oil and 3.5 Bcf of natural gas, net to the Company's interest.

         In addition to the mineral interests acquired, the Company purchased a 100% interest in a 31 mile natural gas pipeline connecting the Company's East Breaks 110 platform to the High Island Offshore System and a 22 mile oil pipeline which connects the East Breaks 110 platform with the High Island Pipeline System. HIOS and HIPS are the primary natural gas and crude oil systems in that part of the Gulf of Mexico.

         The Company's East Breaks 110 platform has significant excess capacity for both crude oil and natural gas. Prior to the acquisition of the properties, Zapata had entered into a Facilities Sharing Agreement with AGIP Petroleum Company, Inc. ("AGIP") to operate and process for AGIP's subsea wells in Blocks 112 and 157. Under the Agreement AGIP will pay certain fees to the Company and split the cost of operating the East Breaks 110 platform with the Company, based upon each company's proportion of production. A portion, not to exceed $6,000,000, of the monies earned pursuant to this Agreement are being paid to Zapata as part of the acquisition of the properties.

         The purchase price for the assets acquired in the transaction was $2,748,000 in cash and the obligation to pay a production payment to Zapata based upon future production. The production payment is based upon production from the East Breaks 109 Field after production of 12 Bcfe gross (10 Bcfe net) measured from October 1, 1994. The Company will pay to Zapata $.4167 per Mcfe on the next 27 Bcfe of gross production, if that much is produced. Payments to Zapata on this production payment are to be made by the Company when it is paid for the oil or gas. The Company's oil and gas reserves are calculated net of this production payment.

Bayou Sorrel Field

           As of December 27, 1995 the Company acquired from Shell Western E & P, Inc. all of its interest in the Bayou Sorrel Field in Iberville Parish, Louisiana. The purchase price of the field and a related receivable of $600,000 was $10,455,000 in cash, including a $205,000 brokers' fee.

          Effective September 1, 1996 the Company sold the Bayou Sorrel Field to National Energy Group, Inc. for $11,000,000. The Company received $9,000,000 in cash and 477,612 shares of National Energy Group, Inc. common stock, which were valued at $2,000,000 as of the November 26, 1996, the closing date. These shares are restricted securities and are not freely tradeable. The Company has demand registration rights and has made such a demand. The Company retained a 3% overriding royalty interest in the deep rights of the field at depths below 11,000 feet.

Oil and Gas Information

         The following tables set forth selected oil and gas information for the Company, and certain forward looking information about its properties. Future results may vary significantly from the amounts reflected in the information set forth herein because of normal production declines and future acquisitions.

                             Proved Reserves (a) (b)

         The following table sets forth information as of December 31, 1996 as to the estimated Proved Reserves attributable to the Company's properties.

Oil and liquids (Bbls):
       Proved Developed Reserves ...........................1,867,000
       Proved Undeveloped Reserves ...........................372,000
           Total Proved Reserves ...........................2,239,000

Natural gas (Mcf):
       Proved Developed Reserves ..........................39,288,000
       Proved Undeveloped Reserves ........................ 2,158,000
           Total Proved Reserves ..........................41,446,000

(a) Calculated by the Company in accordance with the rules and regulations of the SEC, based upon December 31, 1996 prices of $24.25 per barrel of oil and $3.84 per MMBtu of gas, adjusted for basis differentials, Btu content of gas and specific gravity of oil. The Company's independent reservoir engineers prepare reserve reports as of the end of each calendar year.
(b) Includes the recently acquired Amoco Properties and excludes the recently sold Bayou Sorrel Field.


                          Estimated Future Net Revenues
                          from Proved Reserves (a) (b)

         The following table sets forth information as of December 31, 1996 as to the estimated future net revenues (before deduction of income taxes) from the production and sale of the Proved Reserves attributable to the Company's properties.

                                                    Proved              Total
                                                  Developed             Proved
                                                   Reserves            Reserves
Estimated Future net revenues (c):
         1997...............................  $   42,223,000     $   42,170,000
         1998...............................      31,020,000         32,017,000
         1999...............................      19,236,000         19,783,000
         2000...............................      12,286,000         15,560,000
         Thereafter.........................      34,351,000         39,525,000
                                                ------------        -----------
         Total..............................$    139,115,000     $  149,056,000
Present value (10%) of estimated future net
         revenues (SEC 10 Value)............$    106,918,000     $  113,467,000

     (a) Calculated by the Company in accordance with the rules and regulations of the SEC, based upon December 31, 1996 prices of $24.25 per barrel of oil and $3.84 per MMBtu of offshore gas, adjusted for basis differentials, Btu content of gas and specific gravity of oil. The Company's independent reservoir engineers prepare reserve reports as of the end of each calendar year.
     (b) Includes the recently acquired Amoco Properties and excludes the recently sold Bayou Sorrel Field.
     (c) Estimated future net revenues represent estimated future gross revenues from the production and sale of Proved Reserves, net of estimated operating costs, future development costs estimated to be required to achieve estimated future production and estimated future costs of plugging offshore wells and removing offshore structures.

                                         Production, Price, and Cost Data

          The following table sets forth certain production, price, and cost data with respect to the Company's properties, for the three years ended December 31, 1996, 1995 and 1994.


                                                                      For the years
                                                                     ended December 31,

                                                             1996             1995           1994
                                                             ----            ------          ----
Oil:
         Net Production (Bbls)(a)                          276,000           170,000          137,000
         Revenue..........................           $   5,356,000     $   2,853,000        2,103,000
         Average net Bbls per day                              756               466              375
         Average price per Bbl                       $       19.42     $       16.78    $       15.35

Gas:
         Net Production(Mcf)(a)                          6,788,000         9,850,000        8,139,000
         Revenue........................             $  14,707,000     $  15,594,000    $  15,235,000
         Average net Mcf per day                            19,000            27,000           22,300
         Average price per Mcf                       $        2.17     $        1.58    $        1.87

Total Revenues..........................               $20,063,000     $  18,447,000      $17,338,000

Production Costs:
         Production cost                               $ 8,477,000     $   8,055,000    $  5,231,000
         Mcfe(b)                                         8,444,000        10,870,000        8,961,500
         Production costs per Mcfe(c)                $       1.00      $         .74    $         .58

------
     (a) Production information is net of all royalty interests, overriding royalty interest and the net profits interest in the West Delta Properties owned by the Company's former lenders.
     (b) Oil production is converted to Mcfe (Equivalent Mcf) at the rate of 6 Mcf per Bbl, representing the estimated relative energy content of natural gas to oil.
     (c) The information shown for 1996 was impacted by the explosion and fire on April 24th at West Delta Tank Battery #3, which resulted in those fields being off production until October 7, 1996, when production resumed. For that reason management would not consider these production costs to be indicative of the future. Also this information includes Bayou Sorrel Field through August 31, the date of its sale, and includes any information with respect to the Amoco Properties after October 8, 1996.

                                               Productive Wells(a)

         The following table sets forth the number of productive oil and gas wells, as of the date hereof, attributable to the Company's properties.

Gross productive offshore wells (b):   Productive Wells     Company Operated

         Oil     . . . . . . . . . . . . . . . . . 33. . . . . . . . . . .10

         Gas   . . . . . . . . . . . . . . . . . . .90 . . . . . . . . . .42
           Total  . . . . . . . . . . . . . . . . .123 . . . . . . . . . .52

Net productive offshore wells (c):
         Oil   . . . . . . . . . . . . . . . . .. . .1. . . . .  . . . . .10
         Gas . . . . . . . . . . . . . . . . . . . .49 . . . . . . . . . .38
           Total  . . . . . . . . . . . . . . . . . 64 . . . . . . . . . .48

-----
(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells and water disposal and injection wells. One or more completions in the same borehole are counted as one well.
(b) A "gross well" is a well in which a working interest is owned. The number of gross wells represents the sum of the wells in which a working interest is owned.
(c) A "net well" is deemed to exist when the sum of the fractional working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests in gross wells.

                                                Leasehold Acreage

         The following table sets forth the developed acreage as of the date hereof attributable to the Company's properties, excluding onshore acreage which is no longer significant.

Developed offshore acreage (a):
         Gross acres (b)........................................ 103,771
         Net acres (c)..........................................  43,645

(a)      Developed acreage is acreage assignable to productive wells.
(b) A "gross acre" is an acre in which a working interest is owned. The number of gross acres represents the sum of the acres in which a working interest is owned.
(c) A "net acre" is deemed to exist when the sum of the fractional working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests in gross acres.


                                               Drilling Activities

         The following table sets forth the number of gross productive and dry wells in which the Company had an interest, that were drilled and completed during the four years ended December 31, 1996. Such information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs to the Company of dry wells.

                         Developmental Wells            Exploratory Wells
                   Completed       Dry            Completed           Dry
                Oil    Gas     Oil    Gas         Oil     Gas     Oil     Gas
                ---    ---     ---    ---         ---     ---     ---     ---
1993             3      0       0      0           0       0        0      0
1994             5      4       0      0           0       1        0      0
1995             0      0       0      0           0       0        0      3
1996             0      0       2      0           0       0        0      0
               ----   ----    ----   ----        -----    ----    ----   ----

Total          8     4         2      0            0       1        0      3


Title to Oil and Gas Properties

         In the case of acquired properties title opinions are obtained for the more significant properties. Prior to the commencement of drilling operations a thorough drillsite title examination is conducted and curative work performed with respect to significant defects.

Undeveloped Acreage and Unproved Properties

          The Company does not hold interest in a significant amount of Undeveloped Acreage to which no Proved Reserves have been assigned. However, the Company retained a 3% overriding royalty interest in depths below 11,000 feet when it sold the Bayou Sorrel Field, and no reserves have been attributed to these depths.


                                         PRO FORMA FINANCIAL INFORMATION

         On October 8,1996, the Company closed its acquisition of interests in thirteen offshore blocks comprising six fields in the Gulf of Mexico from Amoco Production Company. The purchase price for the assets acquired in this transaction was $40,400,000, paid by the issuance of 2,000,000 Common Shares and by payment to Amoco of $32,000,000 in cash. Concurrently with this transaction the Company entered into a new Bank Facility with First Union National Bank of North Carolina and Banque Paribas under which its reducing revolving loan was increased to $40,000,000, with an initial borrowing base (credit limit) of $35,000,000. In addition to that facility, the Company borrowed $17,000,000 pursuant to the 1996 Tranche A Convertible Subordinated Notes and the 1996 Tranche B Bridge Loan Subordinated Notes.

         On July 26, 1995, the Company completed the acquisition of all of the offshore oil and gas properties in the Gulf of Mexico owned by Zapata Exploration Company, the "Zapata Properties." The purchase price for the Zapata properties and a related receivable of $174,000 ($84,000 at December 31, 1995) was $2,748,000 in cash and an obligation to pay a production payment to Zapata based on future production. See "Properties - Zapata Properties."

         Effective September 1, 1996, the Company sold the Bayou Sorrel Field to National Energy Group, Inc. for a sales price of $11,000,000, consisting of $9,000,000 in cash and 477,612 shares of National Energy Group, Inc. common stock, which were valued at $2,000,000 as of the closing date. The field was purchased by the Company on December 27, 1995 from Shell Western E & P, Inc. for $10,500,000, which included a $204,000 broker's fee and a related receivable of $600,000.


                                                       PANACO, INC.
                               Unaudited Pro Forma Combined Statement of Income (Operations)
                                           For the Year Ended December 31, 1996
                                       (Amounts in thousands except per share data)



                                                                            Amoco                      Bayou
                                                                          Properties   PANACO, Inc.   Sorrel     PANACO,
                                                                                                                    Inc.
                                                                Amoco     Pro Forma    Pro Forma     Pro Forma   Pro Forma
                                                 PANACO, Inc.  Properties Adjustments   Combined     Adjustments  Combined
                                                 --------------------------------------------------  -----------------------

REVENUS
     Oil and gas revenue                          $   20,063    $10,925   $        -    $  30,988    $ (2,010)   $   28,978


COSTS AND EXPENSES
     Lease operating
                                                       8,477      2,538         110         11,125       (733)       10,392
     Depreciation, depletion and amortization
                                                       9,022          -       6,974         15,996       (888)       15,108
     Exploration expenses
                                                           -          -           -              -           -            -
     Provision for losses and (gains) on
          disposition and write-down of assets
                                                           -          -           -              -           -            -
     General and administrative
                                                         772          -           -            772           -          772
     Production and ad valorem taxes
                                                         559          -           -            559       (239)          320
     West Delta fire loss
                                                         500          -           -            500           -          500
                                                 ------------  ---------  ----------  -------------  ----------  -----------
          Total
                                                      19,330      2,538       7,084         28,952     (1,860)       27,092
                                                 ------------  ---------  ----------  -------------  ----------  -----------

NET OPERATING INCOME (LOSS)
                                                         733      8,387     (7,084)          2,036       (150)        1,886
                                                 ------------  ---------  ----------  -------------  ----------  -----------

OTHER INCOME (EXPENSE)

     Gain/(loss) on investment in securities           (258)          -           -          (258)           -        (258)

     Interest income/(expense), (net)                (2,514)          -     (1,630)        (4,144)         588      (3,556)
                                                 ------------  ---------  ----------  -------------  ----------  -----------

          Total                                      (2,772)          -     (1,630)        (4,402)         588      (3,814)

NET INCOME (LOSS) BEFORE INCOME TAXES
                                                     (2,039)      8,387     (8,714)        (2,366)         438      (1,928)

INCOME TAXES (BENEFIT)
                                                                      -           -              -           -            -
                                                           -
                                                 ------------  ---------  ----------  -------------  ----------  -----------

NET INCOME (LOSS)
                                                  $ (2,039)    $  8,387   $ (8,714)    $   (2,366)     $   438     $(1,928)
                                                 ============  =========  ==========  =============  ==========  ===========

PRIMARY EARNINGS (LOSS) PER SHARE                   $(0.16)                            $    (0.17)                 $ (0.13)
                                                 ============                         =============              ===========


     Weighted average shares outstanding             12,742                  1,540         14,282                   14,282
                                                 ============                         =============              ===========



                                      The  accompanying  notes  are an  integral
part of this statement.


                                                               PANACO, Inc.
                                       Unaudited Pro Forma Combined Statement of Income (Operations)
                                                   For the Year Ended December 31, 1995
                                               (Amounts in thousands except per share data)


                                                                                                                       PANACO, Inc.
                                                                            Zapata         Amoco        Pro Forma       Pro Forma
                                                         PANACO, Inc.     Properties     Properties    Adjustments       Combined
                                                       -----------------------------------------------------------------------------

REVENUES
      Oil and gas revenue                                    $ 18,447       $  3,623       $ 12,528     $        -           34,598


COSTS AND EXPENSES
      Lease operating
                                                                8,055          1,460          2,991            314           12,820
      Depreciation, depletion and amortization
                                                                8,064              -              -         12,408           20,472
      Exploration expenses
                                                                8,112              -              -              -            8,112
      Provision for losses and (gains) on
           disposition and write-down of assets
                                                                  751              -              -              -              751
      General and administrative
                                                                  690              -              -              -              690
      Production and ad valorem taxes
                                                                1,078              -              -              -            1,078
                                                       -----------------------------------------------------------------------------
           Total
                                                               26,750          1,460          2,991         12,722           43,923
                                                       -----------------------------------------------------------------------------

NET OPERATING INCOME (LOSS)
                                                              (8,303)          2,163          9,537       (12,722)          (9,325)
                                                       -----------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Interest expense (net)
                                                                (987)              -              -        (2,901)          (3,888)
                                                       -----------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE INCOME TAXES
                                                              (9,290)          2,163          9,537       (15,623)         (13,213)

INCOME TAXES (BENEFIT)
                                                                    -              -              -              -                -
                                                       -----------------------------------------------------------------------------

NET INCOME (LOSS)                                           $ (9,290)        $ 2,163       $  9,537     $ (15,623)      $  (13,213)
                                                       =============================================================================

PRIMARY EARNINGS (LOSS) PER SHARE                             $(0.81)                                                   $    (0.98)
                                                       ===============                                             =================

      Weighted average shares outstanding
                                                               11,505                                        2,000           13,505
                                                       ===============                                             =================


                                      The  accompanying  notes  are an  integral
part of this statement.


                                                                  27














NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME (OPERATIONS)
                                  For the years ended December 31, 1996 and 1995


1.       Basis of Presentation

1996:

         The Unaudited Pro Forma Statement of Income (Operations) for the year ended December 31, 1996 presents the combined effects of the acquisition of the Amoco Properties, which closed on October 8, 1996 and the sale of the Bayou Sorrel Field, effective September 1, 1996 as if these transactions had been consummated on January 1, 1995. The results of the Amoco Properties are included in the Company's 1996 results of operations after the acquisition date, October 8, 1996. The pro forma revenues, expenses and adjustments for the Amoco Properties are only for the period of January 1 to October 7, 1996.

         Included in 1996 is the issuance of 2,000,000 Common Shares to Amoco Production Company. These shares are included in the Company's 1996 actual weighted average shares from October 8 to December 31, the 1,540,000 is the weighted average number of shares from January 1 to October 7.

         The 1996 pro forma total weighted average shares outstanding of 14,282,000 is based on the actual weighted average number of 12,742,000 and the 2,000,000 Common Shares issued to Amoco Production Company weighted for the period of January 1 to October 7, or 1,540,000.

1995:

         The Unaudited Pro Forma Statements of Income (Operations) for the year ended December 31, 1995 presents the combined effects of the acquisition of the Amoco Properties, which closed on October 8, 1996, and the Zapata Properties, closed on July 26, 1995, as if the acquisitions had been consummated on January 1, 1995.

         Because the Bayou Sorrel Field was purchased on December 27, 1995, there was no activity included in the Company's results of operations in 1995, and therefore, no pro forma elimination adjustments are necessary for 1995.

         The results of the Zapata Properties are included in the Company's 1995 results of operations after the acquisition date, July 26, 1995. The pro forma revenues, expenses and adjustments for the Zapata Properties are only for the period of January 1 to July 25, 1995.

         The 1995 pro forma total weighted average shares outstanding of 13,505,000 is based on the actual weighted average number of 11,505,000 and the 2,000,000 Common Shares issued to Amoco Production Company, weighted for the entire year.

1996 & 1995:

         There are no pro forma adjustments for General and Administrative expenses as the Company anticipates no increases in this category based on the nature of the assets acquired.

          The shares issuable upon conversion of the 1996 Tranche A Convertible Subordinated Notes, a part of the financing of the Amoco acquisition, are not considered common stock equivalents and are not included in the weighted average shares outstanding calculation for either period.

2.       Amoco and Zapata Properties Pro Forma Adjustments

         Additional lease operating expenses of $110,000 in 1996 and $314,000 in 1995 represent the estimated additional insurance costs of owning the Amoco Properties and the Zapata Properties. These amounts are estimated using the Company's current insurance rates for owning the properties acquired or similar properties.

         Additional depletion and depreciation expense of $6,974,000 in 1996 and $12,408,000 in 1995 represents the estimated depletion and depreciation for assets acquired in the respective acquisitions assuming the purchase prices and proved reserve amounts were identical to those that existed at the time of the actual acquisitions.

         Additional interest expense of $1,630,000 in 1996 and $2,901,000 in 1995 represents the increased borrowings at January 1, 1995. The purchase price assumed for each acquisition is the same as at the actual date of acquisition. It is assumed that cash on hand at the beginning of 1995 was used for the acquisitions, with the balance of any cash required being funded with the Company's Bank Facility and the 1996 Subordinated Notes, using the rates in effect at the time of the acquisition for the Bank Facility and 12% for the 1996 Subordinated Notes, also the same rate received at the time of the acquisition. These assumptions would have required the Company to borrow $32,000,000 for the cash portion of the Amoco Acquisition, $17,000,000 under the 1996 Subordinated Notes at 12% and $15,000,000 under the Company's Bank Facility, with an assumed interest rate of 7.25%, the actual weighted average rate the Company incurred at the time of the acquisition.

3.       Bayou Sorrel Pro Forma Adjustments

         The adjustments with respect to the sale of the Bayou Sorrel Field represent the revenues and expenses of the Field from January 1 to August 31, 1996. Interest expense is reduced to reflect the elimination of the financing for the acquisition, closed on December 28, 1995. The reduction in interest expense is based on the Company's pro forma elimination of the debt associated with the purchase of the Bayou Sorrel Field. The Company borrowed $10,455,000 for the purchase which closed on December 28, 1995, and had reduced this amount during 1996. The interest rate averaged approximately 7.5%. The purchase price for the Field was $10,455,000 which included a related receivable of $600,000 and a brokers fee of $205,000.

         Although the sale of the Bayou Sorrel field closed on November 22, 1996, the buyer assumed all benefits and liabilities of the assets sold after the effective date of the sale, September 1, 1996.

Item 3.  Legal Proceedings.

         The Company is presently a party to several legal proceedings, which it considers to be routine and in the ordinary course of its business. Management has no knowledge of any pending or threatened claims that could give rise to any litigation which management believes would be material to the Company.



Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Description of Capital Stock.

         The authorized capital shares of the Company consist of 40,000,000 Common Shares, par value $.01 per share, and 5,000,000 preferred shares, par value $.01 per share. The following description of the capital shares of the Company does not purport to be complete or to give full effect to the provisions of statutory or common law and is subject in all respects to the applicable provisions of the Company's Certificate of Incorporation and the information herein is qualified in its entirety by this reference.

Common Shares

         The Company is authorized by its Certificate of Incorporation, as amended, to issue 40,000,000 Common Shares, of which 20,382,087 shares are issued and outstanding as of the date hereof and are held by over 6,000 shareholders.

         The holders of Common Shares are entitled to one vote for each share held on all matters submitted to a vote of common holders. The Common Shares have no cumulative voting rights, which means that the holders of a majority of the Common Shares outstanding can elect all the directors if they choose to do so. In that event, the holders of the remaining shares will not be able to elect any directors.

         Each Common Share is entitled to participate equally in dividends, as and when declared by the Board of Directors, and in the distribution of assets in the event of liquidation, subject in all cases to any prior rights of outstanding preferred shares. The Common Shares have no preemptive or conversion rights, redemption rights, or sinking fund provisions. The outstanding Common Shares are duly authorized, validly issued, fully paid, and nonassessable.

Warrants

         The Company has outstanding warrants to acquire 289,365 Common Shares at prices ranging from $2.00 to $2.375. These warrants contain limited provisions for adjustment of the number of shares in the event of a subdivision, combination or reclassification of Common Shares. They do not have any rights to demand registration or "piggy back" rights in the event of a registration of Common Shares.

         A group of the Company's lenders, pursuant to the 1993 Subordinated Notes, acquired 443,221 Common Shares upon the exercise of warrants, which are restricted securities within the meaning of the Securities Act of 1933 and can only be sold pursuant to an exemption from registration or an offering which is the subject of an effective registration statement. The holders of these shares have demand registration rights and "piggy back" rights in the event the Company registers an offering of its Common Shares.

Convertible Securities

         After August 28, 1997, a group of the Company's lenders, pursuant to the 1996 Tranche A Convertible Subordinated Notes issued October 8, 1996, have the right to convert $8,500,000 in notes into 2,060,606 Common Shares at $4.125 per share, which Common Shares would be restricted securities within the meaning of the Securities Act of 1933 and can only be sold pursuant to an exemption from registration or an offering which is the subject of an effective registration statement. The holders of these shares, after conversion, will have the right to demand registration of the shares or "piggy back" in the event the Company registers an offering of its Common Shares.

Preferred Shares

         Pursuant to the Company's Certificate of Incorporation, the Company is authorized to issue 5,000,000 preferred shares, and the Company's Board of Directors, by resolution, may establish one or more classes or series of preferred shares having the number of shares, designations, relative voting rights, dividend rates, liquidation and other rights preferences, and limitations that the Board of Directors fixes without any shareholder approval.

         A number of preferred shares equal to one share for every one hundredth of one Common Share outstanding has been reserved for issuance pursuant to the Company's Shareholder Rights Plan, and designated as Series A Preferred Shares. No shares of this Series A Preferred Shares have been issued or are outstanding. Other than the designation as Series A, the Series A Preferred Shares have not had designations, preferences and rights established by the Board of Directors. See "Shareholder Rights Plan," below. The designations, preferences and rights will be established if and when any of the Series A Preferred Shares are to be issued.

Transfer Agent

         The transfer agent, registrar and dividend disbursing agent for the Common Shares is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, New York 11204.

Price Range of Common Shares

         The Common Shares are quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") - National Market, under the symbol "PANA". They commenced trading September 21, 1989. The following table sets forth, for the periods indicated, the high and low closing bid for the Common Shares.

                                    1994

 1st Quarter           2nd Quarter            3rd Quarter       4th Quarter
 -----------           -----------            -----------       -----------
High  3 5/8              4 3/8                  4 5/8              4 1/4
Low   2 9/16             2 15/16                3 1/2              3 5/8

                                    1995

 1st Quarter           2nd Quarter            3rd Quarter       4th Quarter
 -----------           -----------            -----------       -----------
High  4 5/16             4 7/8                  5  5/16             5
Low   3 5/8              4                      4 1/8               4
                                    1996

   1st Quarter         2nd Quarter            3rd Quarter       4th Quarter
   -----------         -----------            -----------       -----------
High  5                  4 1/2                  6                   6 3/8
Low   3 7/16             3 11/16                3 3/8               4 3/8

         On March 18, 1997, the last sale price of the Common Shares as reported on the NASDAQ- NM was $4.625 per share. There are approximately 6,000 shareholders of the Common Shares.

Dividend Policy

         The Company has not paid any cash dividends on the Common Shares. The Delaware General Corporation Law, to which the Company is subject, permits the Company to pay dividends only out of its capital surplus (the excess of net assets over the aggregate par value of all outstanding capital shares) or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. The Bank Facility and the Subordinated Notes require the consent of the lenders to any dividends or distributions by the Company and to any purchases by the Company of Common Shares. The Company retains its earnings and cash flow to finance the expansion and development of its business and currently does not intend to pay dividends on the Common Shares. Any future payments of dividends will depend on, among other factors, the earnings, cash flow, financial condition, and capital requirements of the Company.

Shareholder Rights Plan

         On August 2, 1995, the Board of Directors declared a dividend distribution of one Right for each outstanding Common Share of the Company to the shareholders of record on August 3, 1995, (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of one share of the Series A Preferred Shares (the "Preferred Shares"), or in some circumstances, Common Shares, other securities, cash or other assets as summarized below, at a price of $30.00 per share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer and Trust Company, as Rights Agent.

         The Shareholder Rights Plan was designed to reduce the likelihood of inadequate bids, partial bids, market accumulations and front-end loaded offers to acquire the Company's Common Shares, which are not in the best interest of all the Company's shareholders. The adoption of the Plan communicates the Company's intention to resist such actions as are not in the best interest of all shareholders and provides time for the Board of Directors to consider any offer and seek alternative transactions to maximize shareholder value. The Plan was adopted upon the advice of the Company's investment bankers in 1995.

         Until the earlier to occur of (i) the date of a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Shares or (ii) ten days following the commencement or announcement of an intention to make a tender offer or exchange offer that would result in a Person or group beneficially owning 20% or more of such outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Company's Common Share certificates outstanding as of the Record Date, by such Common Share certificate. The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date upon transfer or new issuance of the Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any of the Company's Common Share certificates outstanding as of the Record, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Rights Certificates alone will evidence the Rights.

         The Rights are not exercisable until the Distribution Date. The Rights will expire on August 4, 2005, unless earlier redeemed by the Company as described below.

         The Purchase Price payable, and the number of Preferred Shares (or Common Shares, other securities, cash or other assets, as may be necessary) issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for Preferred Shares or convertible securities at less than the current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends out of earnings or retained earnings or dividends payable in the Preferred Shares) or of subscription rights or warrants (other than those referred to above).

         In the event that the Company were acquired in a merger or other business combination transaction of 50% or more of its assets or earning power were sold, proper provision shall be made so that each holder of a Right, other than of Rights that are or were beneficially owned by an Acquiring Person (which will thereafter be void) shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of common shares of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the outstanding Common Shares, proper provision shall be made so that each holder of a Right, other than of Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of the Common Shares (or in certain other circumstances, assets or other securities) having a market value of two times the exercise price of the Right.

         With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares will be issued (other than fractional shares which are integral multiples of one one-hundredth of one Preferred Share) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last Trading Date prior to the date of exercise.

         At any time prior to 5:00 P.M. Kansas City, Missouri time on the tenth calendar day after the first date after the public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding Common Shares of the Company (the "Share Acquisition Date"), the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right (the "Redemption Price"). Following the Share Acquisition Date, but prior to an event listed in Section 13(a) of the Rights Agreement, the Company may redeem the Rights in connection with any event specified in Section 13(a) in which all shareholders are treated alike and which does not include the Acquiring Person or his Affiliates or Associates. Thereafter, the Company's right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10% or less of the outstanding Common Shares in a transaction or series of transactions not involving the Company. Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, the Company shall make announcement thereof, and upon such election, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

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

Certain Anti-takeover Provisions

         The provisions of the Company's Certificate of Incorporation and By-laws summarized in the following paragraphs may be deemed to have an anti-takeover effect and may delay, defer, or prevent a tender offer or takeover attempt that a shareholder might consider to be in that shareholder's best interests, including attempts that might result in a premium over the market price for the shares held by shareholders. In addition, certain provisions of Delaware law and the Company's Long-Term Incentive Plan may be deemed to have a similar effect.

         Certificate of Incorporation and By-laws. The Board of Directors of the Company is divided into three classes. The term of office of one class of directors expires at each annual meeting of shareholders, when their successors are elected and qualified. Directors are elected for three-year terms. Shareholders may remove a director only for cause. In general, the Board of Directors, not the Company's shareholders, has the right to appoint persons to fill vacancies on the Board of Directors.

         Pursuant to the Company's Certificate of Incorporation, the Company's Board of Directors, by resolution, may establish one or more classes or series of preferred shares having the number of shares, designation, relative voting rights, dividend rates, liquidation and other rights, preferences, and limitations that the Board of Directors fixes without any shareholder approval. Any rights, preferences, privileges, and limitations that are established could have the effect of impeding or discouraging the acquisition of control of the Company.

         The Company's Certificate of Incorporation contains a "fair price" provision that requires the affirmative vote of the holders of at least 80% of the voting shares of the Company and the affirmative vote of at least two-thirds of the voting shares of the Company not owned, directly or indirectly, by the Related Person (hereafter defined) to approve any merger, consolidation, sale or lease of all or substantially all of the assets of the Company, or certain other transactions involving any Related Person. For purposes of the fair price provision, a "Related Person" is any person beneficially owning 10% or more of the voting shares of the Company who is a party to the Transaction at issue, a director who is also an officer of the Company and is a party to the Transaction at issue, an affiliate of either such person, and certain transferees of those persons. The voting requirement is not applicable to certain transactions, including those that are approved by the Company's Continuing Directors (as defined in the Certificate of Incorporation) or that meet certain "fair price" criteria contained in the Certificate of Incorporation.

         The Company's Certificate of Incorporation further provides that shareholders may act only at an annual or special meeting of shareholders and not by written consent, that special meetings of shareholders may be called only by the Board of Directors, and that only business proposed by the Board of Directors may be considered at special meetings of shareholders.

         The Company's Certificate of Incorporation also provides that the only business (including election of directors) that may be considered at an annual meeting of shareholders, in addition to business proposed (or persons nominated to be directors) by the directors of the Company, is business proposed (or persons nominated to be directors) by shareholders who comply with the notice and disclosure requirements of the Certificate of Incorporation. In general, the Certificate of Incorporation requires that a shareholder give the Company notice of proposed business or nominations no later than 60 days before the annual meeting of shareholders (meaning the date on which the meeting is first scheduled and not postponements or adjournments thereof) or (if later) 10 days after the first public notice of the annual meeting is sent to common shareholders. In general, the notice must also contain certain information about the shareholder proposing the business or nomination, his interest in the business, and (with respect to nominations for director) information about the nominee of the nature ordinarily required to be disclosed in public proxy solicitations. The shareholder must also submit a notarized letter from each of his nominees stating the nominee's acceptance of the nomination and indicating the nominee's intention to serve as director if elected.

         The Certificate of Incorporation also restricts the ability of shareholders to interfere with the powers of the Board of Directors in certain specified ways, including the constitution and composition of committees and the election and removal of officers.

         The Certificate of Incorporation provides that approval by the holders of at least two-thirds of the outstanding voting shares is required to amend the provisions of the Certificate of Incorporation discussed in the preceding paragraphs and certain other provisions, except that approval by the holders of at least 80% of the outstanding voting shares of the Company, together with approval by the holders of at least two-thirds of the outstanding voting shares not owned, directly or indirectly, by the Related Person, is required to amend the fair price provisions and except that approval of the holders of at least 80% of the outstanding voting shares is required to amend the provisions prohibiting shareholders from acting by written consent.

         Delaware Anti-takeover Statute. The Company is a Delaware corporation and is subject to Section 203 of the Delaware General Corporation Law. In general, Section 203 prevents an "interested shareholder" (defined generally as a person owning 15% or more of the Company's outstanding voting shares) from engaging in a "business combination" (as defined in Section 203) with the Company for three years following the date that person became an interested shareholder unless (a) before that person became an interested shareholder, the Board of Directors of the Company approved the transaction in which the interested shareholder became an interested shareholder or approved the business combination, (b) upon consummation of the transaction that resulted in the interested shareholder's becoming an interested shareholder, the interested shareholder owns at least 85% of the voting shares of the Company outstanding at the time the transaction commenced (excluding shares held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer), or (c) following the transaction in which that person became an interested shareholder, the business combination is approved by the Board of Directors of the Company and authorized at a meeting of shareholders by the affirmative vote of the holders of at least two-thirds of the outstanding voting shares of the Company not owned by the interested shareholder.

         Under Section 203, these restrictions also do not apply to certain business combinations proposed by an interested shareholder following the announcement or notification of one of certain extraordinary transactions involving the Company and a person who was not an interested shareholder during the previous three years or who became an interested shareholder with the approval of a majority of the Company's directors, if that extraordinary transaction is approved or not opposed by a majority of the directors who were directors before any person became an interested shareholder in the previous three years or who were recommended for election or elected to succeed such directors by a majority of such directors then in office.

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

         Debt. Certain provisions in the Bank Facility and Subordinated Notes may also impede a change in control, in that they provide that the loans become due if there is a change in the management of the Company or a merger with another company.

Item 6.  Selected Financial Data.

         Selected financial data as of the dates and for the periods indicated is presented below. In 1995, the Company changed its method of accounting for oil and gas operations from the full cost method to the successful efforts method. The information provided below reflects this change for all periods. This data also reflects a retroactive restatement for all periods presented to reflect the merging of the Company's predecessor, Pan Petroleum MLP, into the Company effective September 1, 1992 and reflects the acquisition of the West Delta offshore properties as of May 28, 1991, accounted for utilizing the "purchase" method.

Summary of Operations:
For
the year ended December 31,
                                           1996(a)       1995              1994           1993          1992
                                           -------       ----              ----           ----          ----
Oil and Gas revenue                  $  20,063,000      18,447,000      17,338,000    12,605,000     13,335,000
Depreciation, depletion
 & amortization                          9,022,000       8,064,000       6,038,000     4,288,000      4,245,000
Lease operating expense                  8,477,000       8,055,000       5,231,000     5,297,000      5,762,000
Production and ad valorem taxes            559,000       1,078,000       1,006,000       754,000        867,000
Exploration expenses                           ---       8,112,000            ---            ---           ---
Provision for losses and (gains)
 on disposition and write-downs
 of assets                                     ---         751,000       1,202,000     3,824,000           ---
West Delta fire loss                       500,000            ---             ---            ---           ---

Net operating income (loss)                733,000     (8,303,000)       3,274,000    (2,100,000)     1,922,000

Gain/(loss) on investment
  in common stock                         (258,000)           ---             ---            ---            ---
Interest expense (net)                   2,514,000        987,000        1,623,000     1,886,000      2,323,000

Net income (loss)                       (2,039,000)    (9,290,000)       1,115,000    (3,986,000)      (401,000)

Net income (loss) per
 Common Share                        $       (0.16)         (0.81)            0.11         (0.53)         (0.05)

Summary Balance Sheet Data:

Oil and Gas Properties, pipelines
and equipment (net)                     61,150,000      29,485,000      23,945,000    19,183,000       26,448,000
Total assets                            73,768,000      36,169,000      29,095,000    24,432,000       31,085,000
Long-term debt                          49,500,000      22,390,000      12,500,000    12,465,000       15,380,000
Stockholders' equity                    17,498,000       9,174,000      14,882,000     8,744,000       11,700,000
Dividends per Common Share           $        0.00            0.00            0.00          0.00             0.00

(a) Results for the period ended December 31, 1996, were substantially affected by the explosion and fire. See "Recent Explosion and Fire". Such results include the results of operations through August 31 for the Bayou Sorrel Field, which was sold effective September 1, 1996, and the results of operations of the Amoco Properties from after October 8, 1996, their date of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the years ended December 31, 1996 and 1995:

General

      The oil and gas industry has experienced significant volatility in recent years because of the fluctuatory relationship of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets. These industry conditions should be considered when this analysis of the Company's operations is read.

      The Company experienced an explosion and fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in from April 24th, until being returned to production on October 7, 1996. The loss of 67 days of production in the second quarter and the entire third quarter resulted in lost revenues estimated by management to be approximately $6,000,000. During the second quarter the Company expensed $500,000 for its loss as a result of this explosion. No further losses have been recognized or are anticipated. This $500,000 amount included $225,000 in deductibles under the Company's insurance.

      The Company has spent $8,500,000 on Tank Battery #3 inclusive of the $500,000 expensed during second quarter and has received reimbursement from its insurance company of $3,900,000, after satisfaction of the $225,000 in deductibles. The excess of expenditures over insurance reimbursement has been capitalized. No additional expenditures have been made or are anticipated. The Company is planning to file suits against the employers of the persons who caused the incidents for recovery of these costs and its lost profits. No assurance can be given that the Company will successfully recover any amounts sought in any such suits.

Results of Operations

      "Oil and Gas revenue" increased 8% for the year ended December 31, 1996 when compared to the year ended December 31, 1995, in spite of the explosion and fire at West Delta. The fire and explosion substantially reduced oil and natural gas production for 1996, as production from the West Delta Fields was shut-in from the day of the explosion and fire (April 24, 1996) until October 7, 1996. The decrease in production from West Delta was offset by production from properties acquired. The Amoco Properties, acquired on October 8, 1996, and the Bayou Sorrel Field, acquired on December 28, 1995 had no production realized by the Company in 1995. The offshore properties of Zapata Exploration Company were acquired on July 26, 1995 with the production from these properties being included in the Company's results of operations from July 27 through December 31, 1995. Although production increased in 1995 over 1994, primarily due to the acquisition of the Zapata Properties in July 1995, a drop in natural gas prices offset most of the benefit of the increased production.

      Production. Natural gas production decreased 31% to 6,788,000 Mcf in 1996 from 9,850,000 Mcf in 1995. Natural gas production from West Delta decreased from 7,825,000 Mcf in 1995 to 2,058,000 Mcf for the same period in 1996, primarily a result of the explosion and fire on April 24, 1996. A secondary factor in the decrease in West Delta production was a decline in 1996 production from four horizontal wells drilled in 1994. These four wells produced more natural gas in January to April, 1995 than they did for the same period in 1996 (in the period prior to the explosion and fire). Natural gas production, primarily from the Zapata and the Amoco Properties, and the Bayou Sorrel Field (primarily an oil field), somewhat offset the decrease in West Delta production. The increase in Zapata production realized by the Company is due to the fact that they were acquired on July 26, 1995. The production from these properties included in the year ended December 31, 1995 is only from July 27 to December 31, while the production for the full year is included in 1996. The Zapata acquisition was the primary factor in natural gas production increasing 21% to 9,850,000 Mcf in 1995 over 1994.

      Oil production from the West Delta Fields also decreased for the year ended December 31, 1996 when compared to the same period in 1995, from 132,000 barrels to 57,000 barrels. However, as with natural gas, acquisitions offset the decrease from West Delta. The Bayou Sorrel Field, which produces primarily oil, produced 93,000 barrels in 1996 which, along with the Amoco Properties, had no oil production realized by the Company in 1995, more than offsetting the decrease from West Delta. Also, oil production from the Zapata Properties is included for the full year in 1996, with only the period of July 27 to December 31 included in the same period of 1995, due to the July 26 acquisition date, also offsetting the decrease from West Delta. These factors resulted in a 62% increase in oil production, from 170,000 barrels in 1995 to 276,000 barrels in 1996. Oil production in 1995 increased 24% over 1994, also primarily as a result of the Zapata acquisition in July 1995.

      On an Mcf equivalent basis, total oil and natural gas production decreased 22% in 1996 when compared to 1995, and increased 21% in 1995 over 1994.

      Prices. Natural gas prices increased in 1996 to $2.75 per Mcf compared to $1.58 in 1995. The Company entered into a natural gas swap agreement beginning January 1, 1996 for the sale of 15,000 MMBtu of gas each day in 1996, with contract prices ranging from $1.75 per MMBtu to $2.25 per MMBtu. A swap loss for the year ended December 31, 1996 of $3,900,000, decreased the net price received by the Company to $2.17 per Mcf for the year. Natural gas prices dropped to the $1.58 in 1995 from $1.88 in 1994, offsetting most of the benefit from increased production in 1995.

      Oil prices also increased, from $15.35 per barrel in 1994 to $16.78 per barrel in 1995 and to $19.42 per barrel in 1996.

      "Depletion, depreciation and amortization" increased 12% in 1996 despite the reduced production from the West Delta Fields (See the discussion of production volumes in "Oil and Gas Revenue"). While the production from properties acquired accounted for a part of the 12% increase, depletion, depreciation and amortization per Mcf equivalent also increased, from $0.74 in 1995 to $1.07 in 1996, due to year-end 1996 engineering revisions from Ryder Scott on the West Delta and East Breaks 109/110 Fields, and production from the Amoco Properties in the fourth quarter of 1996, which had higher depletion rates per Mcf equivalent than previously owned properties. The 34% increase in 1995 was also a result of the Zapata acquisition for $2,700,000 and an increase in production, bringing about an increased rate of depletion.

      "Lease operating expenses" increased $422,000 in 1996 primarily due to the Amoco, Zapata and Bayou Sorrel Field acquisitions. With the Zapata Properties, the Company acquired interests in five offshore producing properties. Since the acquisition of the Zapata Properties closed on July 26, 1995, only the lease operating expenses from July 27, to December 31, 1995 are included in the 1995 results of operations, while the 1996 period includes these expenses for the full year. 1996 also includes eight months of lease operating expenses for the Bayou Sorrel Field (sold September 1) and almost three months (October 8-December 31) of the Amoco Properties, with none of these expenses included in 1995. West Delta lease operating expenses did decrease in 1996 ($805,000 from expected levels) with the fields being shut-in from April 25 through October 7, however, a part of these lease operating expenses are fixed in nature and continued. These expenses increased significantly in 1995 over 1994 by (1) $1,008,000 related to the acquisition of the Zapata Properties in July which added interests in six offshore platforms and 44 wells, (2) $1,105,000 of additional operating expenses on the West Delta Properties required to maintain production from some of the more rapidly declining wells, and (3) $711,000 of expensed items which might have otherwise have been capitalized.

      "Production and ad valorem taxes" decreased to 2.8% of oil and natural gas sales in 1996 from 5.8% of oil and natural gas sales in 1995.The decrease is primarily due to the shift in the Company's production volumes from properties subject to severance taxes to properties in federal offshore waters (the Amoco and Zapata Properties) that are not subject to such taxes. A part of the decrease ($178,000 from expected levels) is also due to the lost production from the West Delta Properties for 67 days in the second quarter and the entire third quarter due to the explosion and fire. A large percentage of this production is in Louisiana State waters which are subject to severance taxes.

      "Exploration expenses" in 1995 consisted of dry hole exploratory costs of $796,000 on Eugene Island Block 50, $1,378,000 on South Timbalier Block 33, (both drilled during the second quarter of 1995), and $5,938,000 on West Delta Block 54 (drilled during the fourth quarter of 1995). The Company currently plans no further exploratory activity on these blocks.

      "Provision for write-downs of assets" in 1995 was related to the group of onshore properties, acquired in the early 1980's which were becoming a less significant part of its operations.

      "West Delta fire loss" is the expense of the explosion and fire at Tank Battery # 3, the central processing facility for the West Delta Fields. Included in this expense is the insurance deductibles and the cost of non- reimbursed expenditures which were not capitalized.

      "Gain/(loss) on investment in common stock" in 1996 was a result of a decrease in the market value at December 31, 1996 of 477,612 shares of National Energy Group, Inc. common stock received in connection with the sale of the Bayou Sorrel Field.

      "Net operating income (loss)" increased significantly in 1996 as a result of the $8,100,000 exploration expenses and the $751,000 onshore property write-down incurred in 1995. Of the $8.1 million in exploration expenses in 1995, $5,900,000 was incurred in the fourth quarter in the drilling of a dry exploratory well in West Delta Block 54. The $5,900,000 exploration expense, along with the $751,000 property write down, also incurred in the fourth quarter, were the primary contributors to the net operating loss of $8,300,000 in 1995.

      "Interest expense (net)" increased $1,500,000 , or 155% in 1996 when compared to 1995. Average Long- Term Debt levels increased from $11,000,000 in 1995 to $28,000,000 for 1996, resulting in the primary cause of the increase in interest expense. On December 27, 1995 the Company borrowed $10,000,000 in connection with the Bayou Sorrel Field acquisition. Through April, 1996, the Company had begun to aggressively reduce Long-Term Debt, and it had reduced it by $4,000,000. The April 24th explosion and fire at West Delta reduced the Company's discretionary cash flows and restricted the Company's ability to continue to lower its Long-Term Debt. On October 8, 1996, the Company completed its acquisition of oil and gas assets from Amoco Production Company. The cash portion of the $40,400,000 purchase price ($32,000,000) was funded by long-term debt. The Company borrowed $17,000,000 from lenders advised by Kayne, Anderson Investment Management, Inc., bearing interest at 12%. The remaining $15,000,000 in cash paid to Amoco was funded under the Company's bank facility, bearing interest at approximately 7.25%. These were the primary factors in the Company's average borrowing levels being higher in 1996 versus 1995. The weighted average interest rate incurred in 1996 was 8.9%, relatively flat with the 8.6% in 1995. The decrease in interest expense in 1995 from 1994 was a result of the lower average long-term debt levels that prevailed throughout most of the year.

Sale of Bayou Sorrel

     Effective September 1, 1996, the Company sold its Bayou Sorrel Field to National Energy Group, Inc. for
                                                        37

$9,000,000 in cash and 477,612 shares of National Energy Group, Inc. common stock. The Company also retained an overriding royalty interest in the deep rights of the field for depths below 11,000'. The field was acquired by the Company from Shell Western E.P., Inc. for $10,500,000 on December 28,1995, which included a broker's fee and a related receivable. During the eight months the Company owned the field two wells were drilled which did not result in production in commercial quantities. The Company received an offer to purchase the field. After having made the Amoco Acquisition, Management believed that the Company's resources could be better utilized elsewhere. The effective date of the sale was September 1, 1996, the date at which National Energy Group, Inc. assumed all benefits and liabilities of owning the property. The Company did not record a gain or loss on the sale. For the year ended December 31, 1996, the Bayou Sorrel Field accounted for $2,000,000, or 10% of the Company's total oil and gas revenue. The Field had also accounted for $733,000, or 9% of lease operating expenses, $888,000, or 10% of depreciation, and amortization and $239,000 or 43% of production and ad valorem taxes. The net results of the field contributed $150,000 to operating income, or 20%. The purchase price was paid in cash, borrowed on the Company's Bank Facility. The estimated interest expense incurred in 1996 by owning the field totaled $588,000. The operating income of the field and interest expense incurred resulted in a decrease in net income of $438,000.

Liquidity and Capital Resources

      At December 31, 1996, 82% of the Company's total assets were represented by oil and gas properties, pipelines and equipment, net of accumulated depreciation, depletion and amortization.

      On October 8, 1996, the Company amended its bank facility with First Union National Bank of North Carolina (60% participation), and Banque Paribas (40% participation), herein "Bank Facility". The loan is a reducing revolver designed to provide the Company up to $40,000,000 depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at December 31, 1996 was $31,000,000, with an availability under the revolver of $2,500,000. The principal amount of the loan is due July 1, 1999. However, at no time may the Company have outstanding borrowings under the Bank Facility in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Management feels that this bank facility greatly enhances its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions. The bank facility is collateralized by a first mortgage on the Company's offshore properties. The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets. With the proceeds from the recently completed Common Share offering, on March 6, 1997, it temporarily repaid $8,500,000 on this bank facility, which funds will ultimately be used for the development of its properties and future acquisitions.

      From time to time the Company has borrowed funds from institutional lenders who are advised by Kayne, Anderson Investment Management, Inc. In each case these loans are due at a stated maturity, require payments of interest only at 12% per annum 45 days after the end of each calendar quarter and are secured by a second mortgage on the Company's offshore oil and gas properties. The respective loan documents contain certain covenants including a requirement to maintain a net worth ratio, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets. The loans are as follows:

     (a) 1993 Subordinated Notes. In 1993, $5,000,000 was borrowed, due December 31, 1999. These Notes were prepaid on March 6, 1997, with a portion of the proceeds of the Company's recent Common Share offering. The lenders were issued, and during 1996 exercised, warrants to acquire 816,526 Common Shares at $2.25 per share.

     (b) 1996 Tranche A Convertible Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time after May 8, 1998. After August 28, 1997 the Notes are convertible into 2,060,606 Common Shares on the basis of $4.125 per share. The Company may deliver up to $2,000,000 in PIK notes in satisfaction of interest payment obligations.

     (c) 1996 Tranche B Bridge Loan Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003. These Notes were prepaid on March 6, 1997, with a portion of the proceeds of the Company's recent Common Share offering.

      In 1991, in connection with a debt financing which has subsequently been repaid, certain former lenders received a net profits interest (NPI) in the West Delta Properties, which is a continuing obligation with respect to these properties. During the three months ended March 31, 1996, payments with respect to this NPI averaged $53,000 per month. Due to the explosion and fire at Tank Battery #3, no NPI payments were made in the remaining months of 1996.

      Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Each month, until November 1997, $25,000 is deposited in a bank escrow account, to satisfy such obligations with respect to a portion of its West Delta Properties. The Company has entered into an escrow agreement with Amoco Production Company under which the Company will deposit, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust requires an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2,400,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment obligations; including a $4,100,000 bond which was provided to the original sellers of the West Delta Properties; a $2,400,000 supplemental bond provided to the Minerals Management Service of the U.S. Department of the Interior in connection with the plugging and structure removal obligations for the Company's East Breaks Block 110 Platform and a $300,000 Pipeline Right-of-Way Bond.

      During 1996 the Company hedged the price of natural gas by selling the equivalent of 15,000 MMBtu per day for 1996 at fixed prices which ranged from a high of $2.25 in January to a low of $1.75 in July. When the closing price (settlement price) on NYMEX for natural gas futures was greater than the swap price for a given month the Company paid that difference to the bank which effected the swap. If the settlement price was less than the swap price the bank paid that difference to the Company. By entering into the swap in December 1995 the Company locked in the fixed prices on 15,000 MMBtu per day for each month in 1996. Since the Company sells its natural gas on the spot market, in 1996 it realized prices which approximated the settlement prices on NYMEX, less differences for transportation due to pipeline locations that are varying distances from Henry Hub, Louisiana which is the delivery point used for natural gas futures on NYMEX. Starting in 1997 the Company's hedge transactions on natural gas are based upon published gas pipeline index prices and not the NYMEX. This change has eliminated the possibility of price differences due to transportation. For 1997, 14,000 MMBtu's per day has hedged, reduced to 10,000 MMBtu's per day in 1998 and 7,000 MMBtu's per day in 1999. The

Company is hedging at a swap price of $1.80 per MMBtu for 1997, with varying levels of participation (93% in January of 1997 to 40% in September) in settlement prices above to $1.80 per MMBtu swap price level. Management has generally used hedge transactions to protect its cash flows when the Company's borrowings under long-term debt have been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a swap contract relates.

      Despite a 22% decrease in production and a net loss of $2,000,000 in 1996, strong product prices contributed significantly to cash flows provided by operations of $8,000,000. While 1995 prices were lower, record production offset this decrease, providing cash flows of $8,400,000 in 1995.

      In 1996, the Company sold its Bayou Sorrel Field, the cash proceeds from the sale being $9,000,000 along with 477,612 shares of National Energy Group, Inc. common stock. The Company incurred a record $43,000,000 in capital expenditures (excluding the 2,000,000 Common Shares to Amoco Production Company) in 1996, primarily for the Amoco acquisition in October and $4,000,000 spent to repair and rebuild Tank Battery #3 in the West Delta Fields. The 1995 capital expenditures of $22,000,000 included the Zapata and Bayou Sorrel Field acquisitions and $8,000,000 in exploratory drilling costs. The 1994 capital expenditures were primarily for developmental work in the West Delta Fields.

      Along with increasing capital expenditures, the Company's borrowings have also increased each year. Borrowings increase in 1996 to fund capital expenditures, which included the repair and rebuilding of Tank Battery #3 in West Delta. The explosion and fire, which necessitated the repair and rebuilding, decreased discretionary cash flows, limiting the Company's ability to repay long-term debt. The repayments in 1996 include $4,000,000 repaid through April with cash provided by operations and $6,000,000 from the cash proceeds from the sale of the Bayou Sorrel Field. The Company received cash and increased stockholders' equity by $1,800,000 in 1996, $3,200,000 in 1995 and by $5,000,000 in 1994 by virtue of the exercise of stock options and warrants.

Capital Spending

      In 1996 the Company made $51,000,000 in total capital expenditures, including (1) $40,400,000 on the purchase of oil and gas assets from Amoco Production Company, which included $8,400,000 of the Company's common stock, (2) $4,000,000 for repair and rebuilding of the West Delta Tank Battery #3, net of insurance reimbursements, and (3) $4,700,000 for development of its oil and gas properties. The majority of the development costs were incurred to drill two unsuccessful development wells in the Bayou Sorrel Field and for the Company's share of successfully recompleting two wells on Eugene Island Block 372, which is operated by Unocal Corporation.

For the years ended December 31, 1992 - December 31, 1994

Results of Operations

          "Oil and Gas revenue" during the years ended December 31, 1992 through 1994 has varied due to several factors. The prices of oil and gas have fluctuated widely during the years shown. Oil prices are influenced by world political events as well as decisions made by OPEC regarding the production quotas of its members. Prices are further influenced by world economic conditions which affect industrial output and the need for oil.

         1992 was the first full year of owning the West Delta Fields, purchased in 1991, while 1992 and 1993 production for the Company remained relatively flat. Mcf equivalent production was 6,855,000 in 1992 and

6,666,000 in 1993. In 1994 the Company drilled four successful horizontal wells in the West Delta Fields, substantially increasing production to 8,961,000 Mcf equivalent in that year.

         The average natural gas price received by the Company has fluctuated but generally followed the trend of national gas prices. Gas revenue increased as a percentage of the Company's revenue from 75% in 1992 to 88% in 1994. While production reached a record high in 1994, natural gas prices dropped to a low for the three year period of $1.88 per Mcf from $2.24 in 1993 and $1.92 in 1992.

         From time to time, upon the insistence of its bank lenders the Company has entered into natural gas hedging agreements which have the effect of raising or lowering the price it receives for natural gas. In 1992, a contract loss of $1,100,000 lowered the average price received per Mcf by $.19 to $1.73. In 1993, a contract loss of $3,000,000 lowered the average price received per Mcf by $.52 to $1.72.

         In 1994, the Company sold 137,000 barrels of oil for an average of $15.35 per barrel accounting for 12% of oil and gas revenue. In 1993, oil was 24% of such revenue with 180,000 barrels at an average price of $16.68. In 1992, oil was 25% of such revenue with 174,000 barrel at an average price of $19.41.

         A large part of the changes affecting most operating accounts in 1992 was due to West Delta being operated for twelve months compared with only seven months in 1991.

         "Depreciation, depletion and amortization" increased in 1994 due to the 1994 drilling and rework program increasing capitalized cost and the 34% increase in production. The expense for 1993 remained relatively constant over 1992 with only a slight decrease due to lower production.

         "Lease operating expense" remained relatively flat throughout the three year period overall. On an Mcf equivalent basis, was lower in 1994 at $.58 per 1994 due to the increased production in that year from $.84 per Mcf equivalent in 1992 and $.79 per Mcf in 1993.

         "Production and ad valorem taxes" increased 33% in 1994 due to increased production from four horizontal wells drilled in state waters on the West Delta Properties in 1994.

         "Provision for write-downs of assets" in 1993 and 1994 were for the Company's group of onshore properties, acquired in the early 1980's which were becoming a less significant part of its operations.

         "Net operating income (loss)" increase in 1994 was due to the increased production in that year, along with $2,600,000 lower asset write-downs brought about the large increase in 1994. The operating income for 1993 decreased due to lower production, and an asset write-down of $3,800,000.

         "Interest expense (net)" decreases of 19% in 1993 and 13% in 1994 were due to the significant decrease in long-term debt from 1992 levels and the refinancing of such debt on July 1, 1994 at lower interest rates. The average debt outstanding in 1994 was $14,000,000 with a weighted average interest rate of 11.5% versus average debt outstanding of $14,000,000 and a weighted average interest rate of 14% in 1993. Interest expense in 1992 had increased significantly because of the debt incurred to acquire the West Delta Properties, purchased in 1991. The average debt outstanding in 1992 was $17,000,000 with a weighted average interest rate of 14%.

         "Net income (loss) per common share" is based upon the weighted average number of shares outstanding of 10,039,042 for 1994, 7,583,761 for 1993 and 7,314,041 for 1992.

Liquidity and Capital Resources

         Cash flow from operations was used to reduce long term debt, drill wells, recomplete wells and acquire properties.

         On July 1, 1994 the Company entered into a Credit Agreement with the First Union National Bank of North Carolina. The loan was a reducing revolver designed to provide the Company up to $30,000,000 depending upon the Company's borrowing base. The principal amount of the loan was due July 1, 1998.

         During the last part of 1993 the Company increased Stockholders' Equity $1,163,000, primarily by virtue of options and warrants being exercised. During 1994, the Company increased Stockholders' Equity $5,023,000, primarily as the result of such exercises of options and warrants. At year-end 1993, the Company issued the 1993 Subordinated Notes. The Company utilized this $5,000,000, along with equity proceeds and cash flow from operations described above, to drill the wells and perform the recompletions in 1994 and 1995.

Capital Spending

         During 1994 the Company spent over $11,749,000 on eight offshore recompletions and the drilling of four horizontal wells. All four horizontal wells and all eight recompletions in 1994 were successful and offshore natural gas production increased significantly.

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

         None.

Item 10.  Directors and Executive Officers of the Registrant.

         The Company has a classified Board of Directors. Directors are elected to serve for three-year terms and until their successors are elected and qualified. One-third of the directors stand for election each year as their terms expire. The Board of Directors consists of three employees of the Company and six independent directors.

         Officers are elected by and serve at the discretion of the Board of Directors.

         Set forth below are the names, ages, and positions of the persons who are executive officers and directors of the Company, and the committees of the Board on which they serve.

                                Director
          Name              Age  Since        Position

H. James Maxwell..........  52   1992   Chairman of the Board, President,
                                        Chief Executive Officer, and Director(a)
Bob F. Mallory............  64   1992   Chief Operating Officer,  Executive Vice
                                        President and Director- Executive and
                                        Personnel Committee (a)
Larry M. Wright...........  52   1992   Executive Vice President and
                                        Director-Executive and Personnel
                                        Committee (b)
Robert G. Wonish..........  43   ---    Vice President

Edward A. Bush, Jr........  53   ---    Vice President

William J. Doyle..........  45   ---    Vice President

Todd R. Bart..............  32   ---    Chief Financial Officer, Secretary and
                                        Treasurer
A. Theodore Stautberg, Jr.  50   1993   Director(c)-Compensation Committee

Donald W. Chesser.........  57   1992   Director(a)

James B. Kreamer..........  57   1993   Director(c)

N. Lynne Sieverling.......  59   1992   Director(b)-Audit and Compensation
                                        Committees
Mark C. Barrett...........  46   1996   Director(b)-Audit and Compensation
                                        Committees
Michael Springs...........  47   1996   Director(c)-Audit Committee


(a) These persons are designated as Class III directors, with their term of office expiring at the annual meeting of shareholders in 1998.
(b) These persons are designated as Class II directors, with their term of office expiring at the annual meeting of shareholders in 1997.
(c) These persons are designated as Class I directors, with their term of office expiring at the annual meeting of shareholders in 1999.

         Set forth below are descriptions of the principal occupations, during at least the past five years, of the directors and executive officers of the Company.

         H. James Maxwell received a B.A. degree in Economics from the University of Missouri-Kansas City and received his Law Degree from that same university in 1972. Mr. Maxwell practiced securities law from 1972 to 1984, and was a frequent author and speaker on oil and gas tax and securities law. He served as a General Partner of Castle Royalty Limited Partnership from 1984 to 1988, Managing General Partner of PAN Petroleum MLP from 1987 to 1992, both of which were predecessors of the Company, and President, CEO and Chairman of the Company from 1992 to date.

         Bob F. Mallory received his Ph.D. in Geology from the University of Missouri in 1968 and a B.A. in Geology from the University of Wichita in 1961. He began consulting in the oil industry in 1980. He served as a General Partner of Castle Royalty Limited Partnership from 1984 to 1988, as a General Partner of PAN Petroleum MLP from 1987 to 1992, both of which were predecessors of the Company, and Executive Vice President and Chief Operating Officer of the Company from 1992 to date.

         Larry M. Wright received his B.S. Degree in Engineering from the University of Oklahoma in 1966. From 1966 to 1976 he was with Union Oil Company of California (UNOCAL). From 1976 to 1980, he was with Texas International Petroleum Corporation, ultimately as division operations manager. From 1980 to 1981, he was with what is now Transamerica Natural Gas Company as Vice
President-Exploration and Production. From 1981-1982, he was Senior Vice President of Operations for Texas International Petroleum Corporation, and, from 1983 to 1985, he was Executive Vice President of Funk Fuels Corp., a subsidiary of Funk Exploration. From 1985 to 1993, Mr. Wright was an independent consultant. From 1993 to date, he has served as Executive Vice President of the Company.

         Robert G. Wonish received his B.S. in Mechanical Engineering in 1975 from the University of Missouri-Rolla. He was a production engineer with Amoco from 1975 to 1977, Napeco, Inc. from 1977 to 1979; Division Operation Engineer with Texas International from 1979 to 1980; Production Manager with Cliffs Drilling Company from 1980 to 1984 and District Superintendent with Ladd Petroleum Corporation from 1985 to 1991. He then worked as a consultant, starting with the Company in 1992, and became an employee in 1993, serving as Vice President - Production.

     Edward A. Bush received his B.S. Degree in Geology from Baldwin Wallace College in 1964 and his M.A. in Geology from Bowling Green State University in 1966. He served in various geological and exploration capacities with Exxon (1968-75), Union Texas Petroleum (1975-79), Home Petroleum Corp. (1979-81), Traverse Oil Co. (1981-83) and Sohio Petroleum Co. (1983-85). From 1985 to 1995 he served first as Exploration Manager, then Vice President of Exploration and later Vice President of Operations for Columbia Gas Devp. Corp. From 1995 to 1996 he served as Vice President-Exploration and then the President of Howell Petroleum Corp.
         William J. Doyle received his Masters in Geology in 1975 from Texas A&M University and his B.S. in Earth Sciences from the University of New Orleans in 1973. From 1975 to 1978 he was a geologist with Mobil Oil focusing on offshore Gulf of Mexico projects. From 1978 to the present he has worked as an employee and consultant for various oil and gas exploration companies operating in the Gulf Coast. He joined the Company as a consulting geologist in 1992 and became a Vice President in 1995.

         Todd R. Bart received his B.B.A. in Accounting from Abilene Christian University in 1987. He worked in the energy industry with Pennzoil Company from 1987 to 1990 and the public accounting firm of Arthur Andersen and Company from 1990 until 1992. From 1992 to 1995 he worked for Yellow Freight System, Inc., a trucking company, in financial accounting and reporting. He joined the Company as Controller in 1995 and was elected Chief Financial Officer, Treasurer and Secretary in 1996. He received his C.P.A. designation in Texas in 1990 and in Kansas in 1993, and is a member of the A.I.C.P.A.

     A. Theodore Stautberg, Jr. has since 1981 been the President and a director of Triumph Resources Corporation and its parent company, Triumph Oil and Gas Corporation of New York. Triumph engages in the oil and gas business, assists others in financing energy transactions, and serves as general partner of Triumph Production L.P. Mr. Stautberg is also the president of Triumph Securities Corporation and BT Energy Corporation. Prior to forming Triumph in 1981, Mr. Stautberg was a Vice President of Butcher & Singer, Inc., an investment banking firm, from 1977 to 1981. From 1972 to 1977, Mr. Stautberg was an attorney with the Securities and Exchange Commission. Mr. Stautberg is a graduate of the University of Texas and the University of Texas School of Law.

     Donald W.  Chesser  received  his  B.B.A.  in  Accounting  from  Texas Tech
University in 1963 and has served with several CPA firms since that time, including eight years with Elmer Fox and Company. From 1977 to 1981, he was with IMCO Enterprises, Inc. Since 1982 he has been a shareholder and President of Chesser & Company, P.A., a CPA firm. He is also President of Financial Advisors, Inc., a registered investment advisor.

         James B. Kreamer received his B.S. Degree in Business from the University of Kansas in 1963 and has been active in investment banking since that time. Since 1982 he has managed his personal investments.

         N. Lynne Sieverling received his B.S. Degree in Accounting from the University of Kansas in 1959 and has practiced as a CPA since graduation, serving 17 years as a partner with the accounting firm of Coopers & Lybrand. Mr. Sieverling has also been actively involved in the oil and gas industry since 1984 both as an investor and as an operator of oil and gas leases in Kansas, Oklahoma and North Dakota.

         Mark C. Barrett received his B.S. Degree in Business Administration/Accounting in 1972 and is licensed to practice as a Certified Public Accountant in both Kansas and Missouri. He was a partner in the firm Drees Dunn Lubow and Company from 1974 until 1981. He founded Barrett & Associates, a CPA firm, in 1981 and is the president and majority shareholder in that firm. His CPA firm served as the Company's independent public accountants from 1985 to 1995.

     Michael Springs graduated from the Medical Field Service School, Brooke Hospital, San Antonio, Texas in 1971 and the University of Missouri, Kansas City, in 1969 with a degree in Business. He is the President and founder of Ortho-Care, Inc. of Kansas City, Missouri and Ortho-Care Southeast of Charlotte, North Carolina. Ortho-Care, Inc. is a manufacturer of orthopedic fracture management and sports medicine products, and holds a number of patents in the field. Mr. Springs is also controlling partner in Ortho-Implants, a distributor of total joint replacement prosthesis.

         None of the officers or directors serve pursuant to employment agreements.

Board of Directors

         The Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operating details. Directors are kept informed of the Company's business by various reports and documents, as well as by operating and financial reports presented at Board and committee meetings by the Chairman and other officers.

         Meetings of the Board of Directors are held regularly each quarter and there is also a meeting following the annual meeting of the shareholders. Additional meetings, including meetings by telephone conference call, of the Board may be called whenever needed. The Board of Directors of the Company held seven (7) meetings in 1996, four of which were meetings by telephone conference call. Each director attended all meetings of the Board, except Donald W. Chesser who failed to attend two meetings. With respect to the telephone conference calls, Donald W. Chesser was not connected two times and James B. Kreamer and Alan H. Sweeney (a then director) were not connected on one conference call.

Committees of the Board

         The committees established by the Board of Directors to assist it in the discharge of its responsibilities are described below. The previous table identifies the committee memberships currently held.

         The Executive Committee has three members, all of whom are also officers of the Company. The Committee meets on call whenever needed and has authority to act on most matters during the intervals between

Board meetings.  The Executive Committee also serves as the Personnel Committee.

         The Audit Committee has three members, none of whom is an employee of the Company. The Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of its financial reporting; the Committee also meets with the independent accountants concerning these matters. The Committee recommends to the Board the appointment of the independent accountants, subject to ratification by the shareholders at the annual meeting. The independent accountants periodically meet alone with the Committee and have unrestricted access to the Committee. The Committee met once in 1996.

         The Compensation Committee has three members, none of whom is an employee of the Company. It makes recommendations to the Board with respect to the compensation of management of the Company and the Company's Long-Term Incentive Plan. The Committee met twice in 1996.

Compensation of Directors

          Non-employee directors receive travel expenses incurred and $1,000 in Common Shares for attending Board of Directors meetings, $500 in Common Shares for attending committee meetings and $200 in Common Shares for telephone meetings. Officers of the Company who serve as directors do not receive special compensation for serving on the Board of Directors or a committee thereof. During 1995 Messrs. Stautberg, Chesser, Sweeney, Kreamer and Sieverling, the then non-employee directors, were each issued 1,039 Common Shares as a $5,000 bonus. In 1995 Mr. Chesser was issued warrants to acquire 25,000 Common Shares at $2.50 per share, which expired December 31, 1995, for services performed for the Company in 1991. During 1995 he exercised those warrants. See "Certain Relationships and Related Transactions," herein.

         Newly elected non-employee directors are granted a one-time restricted stock award in Common Shares equal in value to $10,000 upon their being elected to the Board. See "Long-Term Incentive Plan," herein.

Long-Term Incentive Plan

         The Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), adopted in 1992, provides for the granting to certain officers and key employees of the Company and its participating subsidiaries incentive awards in the form of stock options, stock appreciation rights ("SARs"), Common Shares, and cash awards. The Long-Term Incentive Plan is administered by a committee of non-employee members of the Board of Directors with respect to awards to certain executive officers of the Company but may be administered by the Board of Directors with respect to any other awards (either, the "Plan Committee"). Except for certain automatic awards, the Plan Committee has discretion to select the employees to be granted awards, to determine the type, size, and terms of the awards, to determine when awards will be granted, and to prescribe the form of the instruments evidencing awards.

         Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of Common Shares at a price fixed at the time the option is granted. Payment may be made with cash or other Common Shares owned by the optionee or a combination of both. Options are exercisable at the time and on the terms that the Plan Committee determines. The payment of the option price can be made either in cash or by the person exercising the option turning in to the Company shares presently owned by the person, which would be valued at the then current market price. SARs are rights to receive a payment, in cash or Common Shares or both, based on the value of a Common Share. A stock award is an award of Common Shares or denominated in Common Shares that may be subject to a restriction against transfer as well as a repurchase option exercisable by the Company. During the period of the restriction, the employee may be given the right to vote and  receive  dividends  on the shares  covered by  restricted stock awards. Cash awards are generally based on the extent to which pre-established performance goals are achieved over a pre-established period but may also include individual bonuses paid for previous, exemplary performance.

         The Long-Term Incentive Plan provides for the issuance of a maximum number of Common Shares equal to 20% of the total number of Common Shares outstanding from time to time. Unexercised SARs, unexercised options, restricted stock, and performance units under the Long-Term Incentive Plan are subject to adjustment in the event of a stock dividend, stock split, recapitalization or combination of the Company, merger, or similar transaction and are not transferable except by will and by the laws of descent and distribution. Except when a participant's employment terminates as a result of death, disability, or retirement under an approved retirement plan or following a change in control in certain circumstances, an award generally may be exercised (or the restriction thereon may lapse) only if the participant is an officer, employee, or director of the Company or a subsidiary at the time of exercise or lapse or, in certain circumstances, if the exercise or lapse occurs within 180 days after employment is terminated.

         The Long-Term Incentive Plan allows for the satisfaction of a participant's tax withholding with respect to an award by the withholding of Common Shares issuable pursuant to the award or the delivery by the participant of previously owned Common Shares, in either case valued at the fair market value, subject to limitations the Plan Committee may adopt.

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

         The Long-Term Incentive Plan may be amended by the Board of Directors, except that under current law no amendment that materially increases the number of Common Shares subject to the Long-term Incentive Plan or that makes certain other material changes may be made without shareholder approval. No grants or awards may be made under the Long-Term Incentive Plan after the tenth anniversary of the Closing Date. No shareholder approval will be sought for amendments to the Long-Term Incentive Plan except as required by law (including Rule 16b-3 under the Exchange Act) or the rules of any national securities exchange on which the Common Shares are then listed.

         There are no incentive awards pertaining to stock options, SARs or Common Shares issued or outstanding under the Long-Term Incentive Plan.

         Under the Company's Long-Term Incentive Plan beginning in 1996, all employees on December 31 of each year share a bonus equal to 5% of the Company's pre-tax net income, computed in accordance with GAAP, exclusive of extraordinary and non-recurring items. The bonuses will be paid to all full time (1,000 + hours) employees at December 31. The bonus will be paid upon delivery of the independent audit. The bonus shall be allocated to the full time employees based upon their salary at December 31 of that year.

         Each non-employee director of the Company who becomes a director will, on the day after the first meeting of the Board of Directors at which that director is in attendance, automatically be granted a restricted stock award of the number of Common Shares that have a value of $10,000, which will be calculated based on the average trading price of the Common Shares during the 60 days immediately preceding the date of grant. These restricted stock awards will vest over two years, with one-third vesting six months following the date of grant, another one-third vesting on the first anniversary of the date of grant, and the last one-third vesting on the second anniversary of the date of grant so long as the non-employee director remains a director of the Company through those vesting dates.

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

         The following table shows information with respect to restricted stock awards owned by non-employee directors.

         Name           Date of Grant            Shares     Price
      ----------        -------------            ------     -----
Michael Springs         September 4, 1996         2,447     $4.09
Mark C. Barrett         September 4, 1996         2,447      4.09
                                                  -----
Total                                             4,894



Employee Stock Ownership Plan

         In 1994, the shareholders approved the adoption of the PANACO, Inc. Employee Stock Ownership Plan ("ESOP"). The primary purposes of the ESOP are to enable participants to acquire ownership in the Company and to provide a source of equity capital to the Company. The ESOP establishes a trust to hold ESOP assets, which primarily consist of Common Shares of the Company. The ESOP is administered by the Board of Directors. Subject to the discretion of the Board of Directors, the Company may contribute up to fifteen percent (15%) of the participant's (including employees and other consultants to the Company) annual compensation to the ESOP. The ESOP does not allow contributions by participants in the Plan.

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

         As of December 31, 1996, the ESOP owned of record 84,197 Common Shares. Such Common Shares are owned beneficially by the employees of the Company.

Item 11.  Executive Compensation

         The following table sets forth the annual compensation paid to the Company's Chief Executive Officer and each executive officer whose compensation exceeds $100,000 during 1996.

                                                                       Long-Term Incentive Plan
                                     Annual Compensation                       Awards            Payouts
                                                                                  Securities
                                                      Other       Restricted     Underlying    LTIP       All
Name and Principal                Salary   Bonus       Annual          Stock      Options    Payouts      Other
      Position           Year     ($)(1)       ($)   Comp. ($)    Award(s) ($)         (#)       ($)   Comp.($)(2)
-----------------------------   ------------------------------    ------------    --------------------------------
H. James Maxwell         1996   166,900        0          0             0                0      0        22,500
  President and Chief    1995   153,500        0          0             0           24,615      0        22,500
  Executive Officer      1994   120,000        0          0             0           22,857      0        18,000

Larry M. Wright          1996   160,300        0          0             0             0         0        22,500
  Executive Vice         1995   147,300        0          0             0             0         0        22,100
  President              1994   134,000        0          0             0             0         0        20,000

Robert G. Wonish         1996   100,200        0          0             0             0         0        15,000
  Vice President         1995     92,100       0          0             0             0         0        13,800
                         1994     78,800       0          0             0             0         0        11,800


(1)      The 1993 salary figures for Messrs. Wright and Wonish include payments made to them as independent consultants before becoming employees of the Company in that year.
(2)      The other compensation figures represent contributions to the accounts of the employees under the
         Company's Employee Stock Ownership Plan.  The Plan was adopted in 1994.

Aggregated Option (Warrants) Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table provides information relating to the number and value of Common Shares subject to options exercised during 1996 or held by the named executive officers as of December 31, 1996.

                                                                  Number of
                                                             securities underlying      Value of unexercised
                        Securities                           unexercised options             in-the-money
                         acquired           Value                                      at fiscal year-end ($)
                        options at year-end($)(2)
          Name          on Exercise (#)   Realized ($)(1)    Exercisable/Unexercisable  Exercisable/Unexercisable
---------------------------------------   ---------------    -------------------------  -------------------------
H. James Maxwell             0                  0                    -0- / -0-                  -0-  / -0-
Larry M. Wright              0                  0                250,000 / -0-               658,750 / -0-
Robert G. Wonish             0                  0                    -0 -/ -0-                   0-  / -0-

(1) Value realized is calculated based upon the difference between the options exercise price and the market price of the Common Shares on the date of exercise multiplied by the number of shares to which the exercise price relates.
(2) Value of unexercised in-the-money options is calculated based on the difference between the option exercise price and the closing price of the Common Shares at year-end, multiplied by the number of shares underlying the options. The closing price on December 31, 1996 of the Common Shares was $4.875.

Option Grants in Last Fiscal Year




                     Number of       Percent of
                      Securities    total options
                     Underlying      granted to    Exercise or    Market price
                        Options      employees     Base price        at date       Expiration    Grant Date
          Name         Granted      in fiscal year  ($/Share)      of grant($)         Date        Value($)
H. James Maxwell          -0-           -0-            N/A             N/A             N/A             N/A
Larry M. Wright           -0-           -0-            N/A             N/A             N/A             N/A
Robert G. Wonish          -0-           -0-            N/A             N/A             N/A             N/A



Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information with respect to record and beneficial ownership of Common Shares by (a) each executive officer and director of the Company, (b) all executive officers and directors of the Company as a group, and (c) for each person who beneficially owns 5% or more of the Common Shares as of March 18, 1997.

                                                                              Shares Owned
Name and Positions of Owners                                            Of Record                      Beneficially

                                                                Number   Percent        Number       Percent
H. James Maxwell; Chief Executive Officer,
President, Chairman of the Board & Director ............       283,386    1.39         322,971  (1)      1.35
Larry M. Wright; Executive Vice President &
Director................................................       395,000    1.94         654,999  (1)(2)   2.98
Bob F. Mallory; Chief Operating Officer,
Executive Vice President & Director.....................       228,030    1.12         235,496  (1)      1.07
Todd R. Bart; Chief Financial Officer &
Secretary...............................................         2,500     .01           3,997            .02

Robert G. Wonish; Vice President........................        17,000     .08          26,410  (1)       .12
William J. Doyle; Vice President .......................             -     .00           6,288  (1)       .03
A. Theodore Stautberg, Jr.; Director....................         6,137     .03           9,137            .04
Donald W. Chesser; Director.............................         1,039     .01           1,039            .00
Michael Springs; Director...............................         3,096     .02           3,096  (3)       .01
James B. Kreamer; Director..............................        51,055     .25          51,055            .23

N. Lynne Sieverling; Director...........................         8,137     .04           8,137            .04
Mark C. Barrett; Director...............................         2,447     .01           2,447  (3)       .01

All directors and officers as a group (13 persons)......       997,827    4.90       1,304,302  (1)      5.90

Carl C. Icahn (4).......................................     3,045,000   14.94       3,045,000          13.78
c/o Icahn Associates Corp.
114 West 47th Street, 19th Fl
New York, NY  10036
Richard A. Kayne (5)....................................       443,221    2.17       1,909,888           8.64

Kayne, Anderson Investment Management, Inc.
1800 Avenue of the Stars, #200
Los Angeles, CA 90067


     (1) Includes shares held in the Company's Employee Stock Ownership Plan for each officer as follows: Mr. Maxwell - 14,200 shares, Mr. Wright -14,614 shares, Mr. Mallory - 7,466 shares, Mr. Wonish - 9,410 shares , Mr. Doyle - 6,288 shares and Mr. Bart - 1,497 shares, and for all directors and officers as a group - 53,475 shares.
     (2) Includes 250,000 shares issuable pursuant to currently exercisable warrants.
     (3) These persons were each issued 2,447 shares upon election as a director in 1996.
     (4) Mr. Icahn is the sole shareholder of Riverdale Investors Corp, Inc., the general partner of High River Limited Partnership, the record holder of these shares.
     (5) Includes (i) 443,221 shares held of record by Offense Group Associates, L.P. ("Offense"), Opportunity Associates, L.P.
          ("Opportunity"), Kayne, Anderson Non-Traditional Investments, L.P. ("Investments") or ARBCO Associates, L.P. ("ARBCO"), each a California limited partnership, which shares were acquired on exercise of certain warrants issued with the 1993 Subordinated Notes; and (ii) 1,466,667 shares that are issuable upon the conversion of the 1996 Tranche A Convertible Subordinated Notes held by Offense, Opportunity, Investments, ARBCO or Kayne, Anderson Offshore Limited. Mr. Kayne is the President and principal shareholder of Kayne, Anderson Investment Management, Inc., which is the general partner of KIM Non-Traditional, L.P. ("KIM"). KIM is the general partner of Offense, Opportunity and Investments. Mr. Kayne is the managing general partner, and KIM is the co-general partner, of ARBCO.

Item 13.  Certain Relationships and Related Transactions.

         A. Theodore Stautberg, Jr., a director of the Company since 1993, is an officer, director and beneficial shareholder of Triumph Securities Corporation, which provided certain services in connection with the recent Common Stock offering, and received .8% of the 6.8% Underwriters discount, namely $268,906.

         During 1996 two new non-employee directors, Michael Springs and Mark C. Barrett, were each issued restricted stock awards of 2,447 Common Shares upon election to the Board.

         Mark C. Barrett became a director of the Company on September 4, 1996. For the years 1985 through 1995 his CPA firm, Barrett and Associates, served as the Company's independent accountants. During 1995 his CPA firm was paid $53,400 for accounting services, including the audit.

         Lenders advised by Kayne, Anderson Investment Management, Inc., in connection with the 1993 Subordinated Notes, own 816,526 Common Shares by virtue of their exercise of warrants issued to them in 1993 and exercised in first quarter 1996. In addition, the Company is required to pay certain expenses, including legal fees, of those lenders.

         During 1995 Donald W. Chesser, a director who is not an employee of the Company was issued warrants to acquire 25,000 Common Shares at $2.50 per share for past services to the Company. The warrants, which would have expired December 31, 1995, were all exercised during 1995.

          Employees of the Company are eligible to receive stock awards, stock options, stock appreciation rights, and performance units pursuant to the Company's Long-Term Incentive Plan.

         The Company has several procedures, provisions, and plans designed to reduce the likelihood of a change in the management or voting control of the Company without the consent of the incumbent Board of Directors. These provisions may have the effect of strengthening the ability of officers and directors of the Company to continue as officers and directors of the Company despite changes in share ownership of the Company.

         Messrs. Maxwell and Mallory are the partners of 1050 Blue Ridge Building Partnership, which owns a 5,200 square foot office building at 1050 West Blue Ridge Boulevard, Kansas City, Missouri, which they lease to the Company on a triple net basis for $4,000 per month for a term of ten years, expiring in 2003. The lease was approved by the Board of Directors, which determined that the rate was as good or better than that which could be obtained from a non-affiliated party.

         H. James Maxwell and Bob F. Mallory, officers and directors of the Company, are personal guarantors of the Company's obligation to plug the wells and remove the platforms on the West Delta Properties acquired from Conoco, Arco (now Vastar), Texaco and Oxy in 1991.


         On October 8, 1996 the Company borrowed $17,000,000 from lenders advised by Kayne, Anderson Investment Management, Inc. Such lenders own 443,221 Common Shares and would, upon conversion of the 1996 Tranche A Convertible Subordinated Notes, own 1,909,888 Common Shares.

                                                      Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  See Index to Financial Statement, Page F-1.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c)  Exhibits: None.

     (d) Financial Statement Schedules. See Index to Financial Statements, Page F-1.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                PANACO, Inc.

                By: \s\H. James Maxwell
                      H. James Maxwell, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By: \s\ H. James Maxwell
                     H. James Maxwell, President
                     Chief Executive Officer and
                     Director

                By: \s\Bob F. Mallory
                      Bob F. Mallory, Executive
                      Vice President, Chief Operating
                      Officer and Director

                By: \s\Todd R. Bart
                      Todd R. Bart, Chief Financial
                      Officer, Treasurer and Secretary

                By: \s\N. Lynn Sieverling
                      N. Lynn Sieverling, Director

                By: \s\Larry M. Wright
                      Larry M. Wright, Executive

                      Vice President and Director

                By: \s\A. Theodore Stautberg
                      A. Theodore Stautberg, Director

                                  PANACO, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page

PANACO, INC. -  AUDITED FINANCIAL STATEMENTS

   Independent Auditors' Report                                     F-2
   Independent Auditors' Report                                     F-3
   Balance Sheets, December 31, 1996 and 1995                       F-4
   Statements of Income (Operations)  for the Years Ended
         December 31, 1996, 1995 and 1994                           F-6
   Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1996, 1995 and 1994       F-7
   Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994                           F-8
   Notes to Financial Statements for the Years Ended
         December 31, 1996, 1995 and 1994                          F-10
AMOCO PROPERTIES

   Independent Auditors' Report                                    F-21
   Statement of Revenues and Direct Operating Expenses             F-22
   Notes to the Statement                                          F-23

Report of Independent Public Accountants



To the Board of Directors
PANACO, Inc.

       We have audited the accompanying balance sheet of PANACO, Inc. (a Delaware Corporation) as of December 31, 1996, and the related statements of income (operations), changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PANACO, Inc. for the years ended December 31, 1995 and 1994 were audited by other auditors whose report dated February 26, 1996 (except with respect to the change in accounting for oil and gas properties, as to which the date is June 7, 1996), expressed an unqualified opinion on those statements and included an explanatory paragraph that described the retroactive change in accounting for oil and gas properties.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of PANACO, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                          Arthur Andersen LLP

Kansas City, Missouri
March 7, 1997

Independent Auditors' Report


To the Board of Directors
PANACO, Inc.

We have audited the accompanying balance sheets of PANACO, Inc. (a Delaware corporation) as of December 31, 1995 and the related statements of income (operations), changes in Stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PANACO, Inc. as of December 31, 1995 and the results of its operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



BARRETT & ASSOCIATES
Overland Park, Kansas

February 26, 1996, except for Note 1, which the date is June 7, 1996.



                                                   PANACO, INC.
                                                  BALANCE SHEETS



                                                      ASSETS

                                                                                    December 31,
                                                                          1996                         1995

CURRENT ASSETS

Cash and cash equivalents                                             $   1,736,000              $   1,198,000
Accounts receivable                                                       6,197,000                  4,386,000
Investment in common stock                                                1,642,000                       ---
Prepaid and other                                                           424,000                    465,000
                                                                      -------------             --------------
       Total current assets                                               9,999,000                  6,049,000
                                                                      -------------             --------------

OIL AND GAS PROPERTIES, AS DETERMINED
BY THE SUCCESSFUL EFFORTS METHOD
OF ACCOUNTING
    Oil and gas properties, proved                                      125,283,000                103,105,000
    Oil and gas properties, unproved                                      7,128,000                       ---
    Less accumulated depreciation, depletion, amortization,
       and valuation allowances                                         (81,871,000)               (73,620,000)
                                                                        -----------                -----------
       Net oil and gas properties                                        50,540,000                 29,485,000
                                                                       ------------               ------------

PROPERTY, PLANT, AND EQUIPMENT
    Pipelines and equipment                                              10,534,000                    196,000
    Less accumulated depreciation                                          (327,000)                   (92,000)
                                                                     --------------             --------------
       Net property, plant, and equipment                                10,207,000                    104,000
                                                                     --------------             --------------

OTHER ASSET
    Restricted deposits                                                   2,115,000                       ---
    Loan costs, net                                                         611,000                    471,000
    Other                                                                   296,000                     60,000
                                                                     ---------------            --------------
       Total other assets                                                 3,022,000                    531,000
                                                                     ---------------            --------------

TOTAL ASSETS                                                        $    73,768,000                $36,169,000
                                                                    ================               ===========





                          The  accompanying  notes are an integral  part of this
statement.



                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  December 31,
                                                                        1996                     1995

CURRENT LIABILITIES
    Accounts payable                                                 $ 6,246,000             $   4,444,000
    Interest payable                                                     524,000                   161,000
    Current portion of long-term debt                                       ---                       ---
                                                                   -------------             -------------
       Total current liabilities                                       6,770,000                 4,605,000
                                                                   -------------             -------------


LONG-TERM DEBT                                                        49,500,000                22,390,000

STOCKHOLDERS' EQUITY

    Preferred Shares, $.01 par value,
       1,000,000 shares authorized; no
       shares issued and outstanding                                        ---                       ---
    Common Shares, $.01 par value,
       40,000,000 shares authorized;
       14,350,255 and 11,504,615 shares
       issued and outstanding, respectively                              143,000                   115,000
    Additional paid in capital                                        31,490,000                21,155,000
    Retained earnings (deficit)                                      (14,135,000)              (12,096,000)
                                                                    ------------               ------------
       Total Stockholders' Equity                                     17,498,000                 9,174,000
                                                                    ------------              -------------







TOTAL LIABILITIES AND STOCKHOLDERS'   EQUITY                        $  73,768,000             $ 36,169,000
                                                                    =============             ============










                          The  accompanying  notes are an integral  part of this
statement.



                                                   PANACO, INC.
                                        STATEMENTS OF INCOME (OPERATIONS)

                                                                           Year Ended December 31,
                                                              1996                 1995                1994
REVENUES
    Oil and gas sales                                       $20,063,000         $18,447,000        $ 17,338,000

COSTS AND EXPENSES
    Lease operating                                           8,477,000           8,055,000           5,231,000
    Depreciation, depletion and amortization                  9,022,000           8,064,000           6,038,000
    General and administrative                                  772,000             690,000             587,000
    Production and ad valorem taxes                             559,000           1,078,000           1,006,000
    Exploration expenses                                           ---            8,112,000                ---
    Provision for losses and (gains) on disposition
       and write-down of assets                                    ---              751,000            1,202,000
    West Delta fire loss                                        500,000               ---                   ---
                                                            -----------         ------------         -----------
       Total                                                 19,330,000          26,750,000           14,064,000
                                                            -----------         ------------         -----------

NET OPERATING INCOME (LOSS)                                     733,000          (8,303,000)          3,274,000
                                                            -----------         ------------         -----------

OTHER INCOME (EXPENSE)
    Unrealized loss on investment in common stock             (258,000)                ---                 ---
    Interest expense, net                                   (2,514,000)            (987,000)         (1,623,000)
                                                            -----------         ------------         -----------
       Total                                                (2,772,000)            (987,000)         (1,623,000)
                                                            -----------         ------------         -----------
NET INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY ITEM                            (2,039,000)          (9,290,000)           1,651,000
INCOME TAXES                                                       ---                  ---                  ---
                                                            -----------         ------------         -----------
NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                      (2,039,000)          (9,290,000)           1,651,000
EXTRAORDINARY ITEM - LOSS ON EARLY
    RETIREMENT OF DEBT                                             ---                  ---            (536,000)
                                                           ------------         ------------         -----------
NET INCOME (LOSS)                                         $ (2,039,000)       $ ( 9,290,000)      $   1,115,000
                                                           ============       ==============       =============

EARNINGS (LOSS) PER COMMON SHARE
       Earnings (loss) before extraordinary item                  (.16)                (.81)                .16
       Extraordinary loss                                          ---                   ---               (.05)
                                                          -------------         ------------        ------------
       Net earnings (loss)                               $        (.16)       $        (.81)      $         .11
                                                          =============         ============       =============

       Weighted average shares outstanding:                  12,742,213           11,504,615          9,952,870
                                                           ============         ============       =============





                          The  accompanying  notes are an integral  part of this
statement.



                                                   PANACO, INC.
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                      Common         Additional         Retained
                                                                       Share           Paid-In          Earnings
                                                       Shares        Par Value         Capital          (Deficit)
Balances, December 31, 1993                          8,155,255      $  82,000        $12,583,000    $(3,921,000)

Net Income                                                ---            ---                ---        1,115,000
Exercises of stock options and warrants and
   shares  issued under Employee Stock
   Ownership Plan                                    2,064,883         20,000          5,003,000             ---
                                                    ----------    -----------       ------------     ------------
Balances, December 31, 1994                         10,220,138        102,000         17,586,000     (2,806,000)

Net Loss                                                   ---            ---                ---     (9,290,000)
Exercise of stock options and warrants               1,181,602         12,000          3,137,000            ---
Issuance of new shares                                 102,875          1,000            432,000            ---
                                                   -----------   ------------       ------------    -------------
Balances, December 31, 1995                         11,504,615        115,000         21,155,000    (12,096,000)

Net Loss                                                 ---            ---                ---       (2,039,000)
Exercise of warrants, shares issued under
   Employee Stock Ownership Plan and
   Director stock bonuses                              845,640          8,000          1,955,000           ---
Acquisition of properties                            2,000,000         20,000          8,380,000           ---
                                                   -----------     ----------       ------------   -------------
Balances, December 31, 1996                         14,350,255      $ 143,000        $31,490,000   $(14,135,000)
                                                  ============      =========        ===========   =============


















                          The  accompanying  notes are an integral  part of this
statement.



                                                   PANACO, INC.
                                             STATEMENTS OF CASH FLOWS
                                                                               Year Ended December 31,
                                                                     1996            1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) before extraordinary item                  $(2,039,000)       $(9,290,000)       $ 1,651,000
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
     Depreciation, depletion, and amortization                    9,022,000          8,065,000          6,378,000
     Exploration expenses                                              ---           8,112,000               ---
     Provision for losses and (gains) on disposition
       and write-down of assets                                        ---             751,000          1,202,000
     Unrealized loss on investment in common stock                  258,000               ---                ---
     ESOP stock contribution                                        122,000            132,000            123,000
     Changes in operating assets and liabilities:
       Accounts receivable                                       (1,811,000)        (2,155,000)        (1,202,000)
       Prepaid and other                                            274,000           (125,000)          (501,000)
       Accounts payable                                           1,803,000          2,916,000           (202,000)
       Interest payable                                             363,000            (24,000)            26,000
     Extraordinary loss                                                ---                ---            (536,000)
                                                              --------------     --------------     --------------
       Net cash provided by operating activities                   7,992,000         8,382,000           6,939,000
                                                              --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of oil and gas properties                                  9,017,000            11,000            300,000
   Capital expenditures and acquisitions                        (42,958,000)       (21,803,000)       (12,101,000)
   Purchase of other property and equipment, net                    (92,000)           (38,000)           (27,000)
   Increase in restricted deposits                               (2,115,000)              ---                ---
   Other                                                             96,000               ---                ---
                                                              --------------      -------------     --------------
     Net cash used by investing activities                      (36,052,000)       (21,830,000)       (11,828,000)
                                                              --------------      ------------      --------------

CASH FLOW FROM FINANCING ACTIVITIES
   Long-term debt proceeds                                       38,863,000         16,890,000          5,564,000
   Repayment of long-term debt                                  (11,753,000)        (7,000,000)        (7,326,000)
   Issuance of common shares - exercise of
     warrants and options                                         1,837,000           3,173,000         5,023,000
   Additional loan costs                                          ( 349,000)              ---               ---
                                                              -------------       -------------     -------------
     Net cash provided by financing activities                   28,598,000          13,063,000         3,261,000
                                                              -------------       -------------     -------------

NET INCREASE (DECREASE) IN CASH                                     538,000           (385,000)        (1,628,000)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                               1,198,000          1,583,000          3,211,000
                                                               -------------       ------------      -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  1,736,000       $  1,198,000        $ 1,583,000
                                                                ============       ============        ===========



                          The  accompanying  notes are an integral  part of this
statement.

Supplemental schedule of non-cash investing and financing activities:

FOR THE YEAR ENDED DECEMBER 31, 1996:

The Company issued 2,000,000 shares of common stock totaling $8,400,000 to Amoco Production Company in connection with an acquisition of oil and gas assets.

The Company issued 2,447 shares of common stock each to two new directors. The Company also issued 24,220 shares to the ESOP.

The Company received 477,612 shares of National Energy Group, Inc. common stock in connection with the sale of the Bayou Sorrel Field.

FOR THE YEAR ENDED DECEMBER 31, 1995:

The Company issued 97,680 shares of common stock totaling $409,000 in exchange for oil and gas properties.

FOR THE YEAR ENDED DECEMBER 31, 1994:

The Company farmed out an oil and gas property and retained a 12.5% overriding royalty interest.

The Company contributed 30,850 shares to the ESOP.

Supplemental disclosures of cash flow information:

Cash paid during the year ended December 31:

                                 1996              1995             1994
                                 ----              ----             ----

Interest                     $2,218,000        $1,016,000       $1,409,000
                             ==========        ==========       ==========

Income taxes                 $     ---         $     ---        $     ---
                             ==========        ===========      ==========

                                  PANACO, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



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

Revenue Recognition
The Company recognizes its ownership interest in oil and gas sales as revenue. It records revenues on an accrual basis, estimating volumes and prices for any months for which actual information is not available. If actual production sold differs from its allocable share of production in a given period, such differences would be recognized as deferred income or accounts receivable.

Hedging Transactions
The Company hedges the prices of its oil and gas production through the use of oil and natural gas futures and swap contracts within the normal course of its business. The Company uses futures and swap contracts to reduce the effects of fluctuations in oil and natural gas prices. Changes in the market value of these contracts are deferred and subsequent gains and losses are recognized monthly as adjustments to revenues in the same production period as the hedged item, based on the difference between the index price and the contract price. The Company entered into a hedge agreement beginning in January, 1996, for the delivery of 15,000 MMBTU of gas for each day in 1996 with contract prices ranging from $1.7511/MMBTU to $2.253/MMBTU.

Starting in 1997 the Company's hedge transactions on natural gas are based upon published gas pipeline index prices and not the NYMEX. This change has eliminated price differences due to transportation. For 1997, 14,000 MMBTU's per day has been hedged, reduced to 10,000 MMBTU's per day in 1998 and 7,000 MMBTU's per day in 1999. The Company is hedging at a swap price of $1.80/MMBTU for 1997, with varying levels of participation (93% in January to 66% in December) in settlement prices above $1.80/MMBTU.

Starting in 1997, the Company has also hedged 720 barrels of oil for each day in 1997 at a swap price of $20.00 per barrel. The Company then has a 40% participation in settlement prices above the swap price.

Income Taxes
The Company records income taxes in accordance with the requirements of Statement of Financial Accounting Standards (FAS) No. 109 - "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Oil and Gas Producing Activities and Depreciation, Depletion and Amortization The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. The carrying amounts of unproved properties are not depleted until a determination of any reserves has been made. The carrying amounts of proven and unproven properties are reviewed periodically on a property-by-property basis, based on future net cash flows determined by an independent engineering firm, and an impairment reserve is provided as conditions warrant. The provision for write down of assets were $751,000 for 1995, and $1,202,000 for 1994.

Property, Plant & Equipment
Property and equipment are carried at cost. Oil and natural gas pipelines and equipment are depreciated on the straight-line method over estimated remaining useful lives, primarily fifteen years. Other property is also depreciated on the straight-line method over estimated remaining useful lives, ranging from five to seven years.

Amortization of Note Discount
Note discounts are amortized utilizing the interest method, which applies a constant rate of interest to the book value of the note. Additional interest expense of $234,000 was recorded in 1994 from the amortization of the discount. Effective July 1, 1994 the debt related to the note discount was extinguished, and the balance of the note discount totaling $106,000 was recorded as an extraordinary item.

Earnings (Loss) per share
The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury share method. Stock options and warrants were not included in the calculation for 1995 and 1996, as the effects were not dilutive. Shares to be contributed to the ESOP plan are treated as common share equivalents.

Statement of Cash Flows
For purposes of reporting cash flows, the Company considers all cash investments with original maturities of three months or less to be cash equivalents.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements, including the use of estimates for oil and gas reserve information and the valuation allowance for deferred income taxes. Actual results could differ from those estimates. Estimates related to oil and gas reserve information and the standardized measure are based on estimates provided by third parties. Changes in prices could significantly affect these estimates from year to year.

Reclassification
Certain financial statement items have been reclassified to conform to the current year's presentation.

Note 2 - ACQUISITIONS & DISPOSITIONS

On October 8,1996, the Company closed its acquisition of interests in thirteen offshore blocks comprising six fields in the Gulf of Mexico from Amoco Production Company ("Amoco Properties"). The purchase price for the assets acquired in this transaction was $40.4 million, paid by the issuance of 2,000,000 Common Shares, valued at $4.20 per share, and by payment to Amoco of $32 million in cash. Based on the assets acquired, the Company allocated $25,737,000 of the purchase price to proved oil and gas properties, $9,273,000 to pipelines and structures and $5,390,000 to unproved oil and gas properties. Concurrently with this transaction the Company entered into a new Bank Facility with First Union National Bank of North Carolina and Banque Paribas under which its reducing revolving loan was increased to $40 million, with an initial borrowing base (credit limit) of $35 million. In addition to that facility, the Company borrowed $17 million pursuant to the Tranche A Convertible and the Tranche B Bridge Loan Subordinated Notes (see Note 6).

On July 12, 1995, the Company entered into a Purchase and Sale Agreement with Zapata Exploration Company to acquire all of Zapata's offshore oil and gas properties in the Gulf of Mexico ("Zapata Properties"). The transaction closed July 26, 1995. The purchase price for the assets acquired in this transaction was $2,748,000 in cash and the obligation to pay a production payment to Zapata based upon future production. The production payment is based upon production from the East Breaks 109 field after production of 12 Bcfe gross (10 Bcfe net) measured from October 1, 1994. The Company will pay to Zapata $.4167 per Mcfe on the next 27 Bcfe produced. Payments to Zapata on this production payment are to be made by the Company when it is paid for the oil or gas. Oil and gas reserves attributable to this production payment are not included in the reserves for the properties set forth herein.

Both of these acquisitions were accounted for using the purchase method. The results for the Amoco Properties are included in the Company's results of operations from October 8 to December 31, 1996. The results for the Zapata Properties are included in the Company's results of operations from July 26 to December 31, 1995 and all of 1996.

Effective September 1, 1996, the Company sold its Bayou Sorrel Field to National Energy Group, Inc. for $11,000,000, consisting of $9,000,000 in cash and 477,612 shares of National Energy Group, Inc. common stock. This field was purchased by the Company on December 27, 1995 from Shell Western E & P, Inc. for $10,500,000, which included a $204,000 broker's fee and a related receivable of $600,000. The Company retained a 3% overriding royalty interest in the deep rights of the field, below 11,000 feet. There was no gain or loss on the sale of the field and the $1,738,000 remaining net book valve was assigned to this overriding royalty interest.

The following unaudited pro forma financial information assumes the Amoco and Zapata acquisitions had been consummated January 1, 1995, and the Bayou Sorrel sale was completed January 1, 1996. It is presented in order to comply with the disclosure requirements of Accounting Principles Board Opinion No. 16. The pro forma financial information does not purport to be indicative of the results of the Company had these acquisitions occurred on the date assumed, nor is it necessarily indicative of the future results of the Company. It should be read together with the financial statements of the Company, including the notes thereto.



                                  PANACO, Inc.
                    Unaudited Pro Forma Financial Information
                 For the Years Ended December 31, 1996 and 1995

                                                                  1996                               1995
                                                                  ----                               ----
                                                                 Unaudited                         Unaudited
                                                                PANACO, Inc.                      PANACO, Inc.
                                                                 Pro Forma                         Pro Forma
                                                                 Combined                          Combined

Revenues                                                      $ 28,978,000                       $ 34,598,000

Income/(loss) before extraordinary items                        (1,928,000)                       (13,213,000)

Net Income/(loss)                                               (1,928,000)                       (13,213,000)

Earnings/(loss) per share                                     $      (0.13)                     $       (0.98)


Note 3 - WEST DELTA FIRE LOSS

The Company experienced an explosion and fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in from April 24th, until being returned to production on October 7, 1996. The loss of 67 days of production in the second quarter and the entire third quarter resulted in lost revenues of approximately $6,000,000. The fire was the principal contributor to the losses of $.08 per share for the second quarter of 1996 and $.11 per share for the third quarter. During the second quarter the Company expensed $500,000 for its loss as a result of this explosion. No further losses have been recognized or are anticipated. This $500,000 amount included $225,000 in deductibles under the Company's insurance.

The Company has spent $8,500,000 on Tank Battery #3 inclusive of the $500,000 expensed during second quarter and has received reimbursement from its insurance company of $3,900,000, after satisfaction of the $225,000 in deductibles. The excess of expenditures over insurance reimbursement will be capitalized as property improvements. No additional expenditures have been made or are anticipated.

Note 4 - INVESTMENT IN COMMON STOCK

In connection with a sale of the Bayou Sorrel to National Energy Group, Inc., the Company received 477,612 shares of National Energy Group, Inc. common stock. The market value was $1,900,000 based upon the trading price of the stock on the NASDAQ National Market.

The Company has classified this investment as a trading security. At December 31, 1996 the market value of the Company's investment in National Energy Group, Inc. was $1,642,000, with a $258,000 valuation allowance being recognized to reflect the decrease in market value of the common stock.

Note 5 - RESTRICTED DEPOSITS

Pursuant to existing agreements the Company is required to deposit funds in bank escrow and trust accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Each month, until November 1997, $25,000 is deposited in a bank escrow account, to satisfy such obligations with respect to a portion of its West Delta

Properties. The Company has entered into an escrow agreement with Amoco Production Company under which the Company will deposit, for the life of the fields, ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. As of December 31, 1996 the Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust requires an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000, for a total of $2,400,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment obligations; including a $4,100,000 bond which was provided to the original sellers of the West Delta Properties; a $2,400,000 supplemental bond provided to the Minerals Management Service of the U.S. Department of the Interior in connection with the plugging and structure removal obligations for the Company's East Breaks Block 110 Platform and a $300,000 Pipeline Right-of-Way Bond.

Note 6- LONG-TERM DEBT
                                    1996                         1995
                               -------------              ------------
Note payable (a)               $ 27,500,000                $ 17,390,000
Note payable (b)                 22,000,000                   5,000,000
                               -------------              -------------
                                 49,500,000                  22,390,000

Less current portion                   ---                         ---
                               -------------              -------------
    Long-term debt             $ 49,500,000                $ 22,390,000
                               =============               ============

     (a) On October 8, 1996, the Company amended its bank facility with First Union National Bank of North Carolina (60% participation), and Banque Paribas (40% participation), herein "Bank Facility". The loan is a reducing revolver designed to provide the Company up to $40 million depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at December 31, 1996 was $31 million, with an availability under the revolver of $2.5 million. The principal amount of the loan is due July 1, 1999. However, at no time may the Company have outstanding borrowings under the Bank Facility in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. The Company's weighted average interest rate at December 31, 1996 was 7.29%. The bank facility is collateralized by a first mortgage on the Company's offshore properties. The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets.

     (b) From time to time the Company has borrowed funds from institutional lenders who are advised by Kayne, Anderson Investment Management, Inc. In each case these loans are due at a stated maturity, require payments of interest only at 12% per annum 45 days after the end of each calendar quarter and are secured by a second mortgage on the Company's offshore oil and gas properties. The respective loan documents contain certain covenants including a requirement to maintain a net worth ratio, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets. The loans are as follows:

              (I) 1993 Subordinated Notes. In 1993, $5,000,000 was borrowed, due December 31, 1999, but prepayable at any time. The Company could have delivered up to $1,000,000 in PIK (payment in kind) notes in satisfaction of interest payment obligations. The lenders were issued, and during 1996 exercised, warrants to acquire 816,526 Common Shares at $2.25 per share. In March, 1997 the Company repaid these notes.

             (ii) 1996 Tranche A Convertible Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time after May 8, 1998. The Notes are, after August 28, 1997, convertible, into 2,060,606 common shares on the basis of $4.125 per share. The Company may deliver up to $2,000,000 in PIK notes in satisfaction of interest payment obligations.

            (iii) 1996 Tranche B Bridge Loan Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable at any time. In March, 1997 the Company repaid these notes.

Maturities of long-term debt are as follows:

                 July 1, 1999                               $27,500,000
                 December 31, 1999                            5,000,000
                 October 8, 2003                             17,000,000
                                                           ------------
                                                            $49,500,000

Note 7 - STOCKHOLDERS' EQUITY

During 1996, 816,526 shares were issued by virtue of the exercise of warrants at an exercise price of $2.25 per share, 24,220 shares were contributed to the Company's ESOP and 4,894 were issued for board of director fees. On October 8, 1996, 2,000,000 shares were issued to Amoco Production Company in connection with an acquisition of oil and gas assets. During 1995, 1,181,602 shares were issued by virtue of the exercise of warrants and options, 97,680 shares were issued in connection with property acquisition costs and 5,195 shares were issued for board of directors fees. During 1994, 2,034,033 shares were issued by virtue of the exercise of warrants and options, and 30,850 shares were contributed to the Company's ESOP.

In August, 1994, the Company established an Employee Stock Ownership Plan (ESOP) and Trust that covers substantially all employees. The Board of Directors can approve contributions, up to a maximum of 15% of eligible employees' gross wages. The Company incurred $ 122,000, $132,000 and $123,000 in costs for the years ended December 31, 1996, 1995 and 1994, respectively.

Warrants outstanding at December 31, 1996 to acquire common shares are as follows:

                    Number of        Price per
                      Shares           Share              Expiration Date
                    --------        ----------            ------------------
                      90,000           $2.000              July 31, 1997
                     160,000           $2.375              December 31, 1997
                      39,365           $2.000              December 31, 1997
                   ---------
                     289,365

The 1996 Tranche A Convertible Subordinated Notes are, after August 28, 1997, convertible into 2,060,606 common shares on the basis of $4.125 share.

On August 26, 1992, the shareholders approved a long-term incentive plan allowing the Company to grant incentive and nonstatutory stock options, performance units, restricted stock awards and stock appreciation rights to key employees, directors, and certain consultants and advisors of the Company up to a maximum of 20% of the total number of shares outstanding. At December 31, 1996 or 1995, there were no stock options outstanding.

During 1995, under the terms of the Long-Term Incentive Plan, three directors surrendered 73,845 shares to exercise 124,400 options. New options were issued equal to the number of shares surrendered at a price of $2.0313 per share, which would have expired December 31, 1995, but were exercised by that date.

Note 8 - RELATED PARTY TRANSACTIONS

During 1995, 25,000 warrants at a price of $2.50 per share were issued to and exercised by a director. During 1994, 650,000 warrants at a price of $2.75 per share were issued to the directors. All such warrants were exercised during 1994.

The Company entered into a triple net lease agreement with a partnership owned by two directors for the lease of an office building. The lease, which expires November, 2003, has monthly rental payments of $4,000. During 1996, 1995 and 1994, $48,000 per year in rent was paid under the lease agreement.

 The following is a schedule of future rental payments required under this office building lease:


     Year ending December 31,

                           1997                  $   48,000
                           1998                      48,000
                           1999                      48,000
                           2000                      48,000
                           2001                      48,000
                        2002-2003                    92,000
                                                 $  332,000

In 1994, 275,000 options were issued to directors at prices ranging from $2.32 to $3.94 per share. These options were exercised in 1995. Under the terms of the Long-Term Incentive Plan, three directors were issued 73,845 options at $2.03 per share and 68,567 options at $2.19 per share in 1995 and 1994, respectively. These options were exercised in 1995.

Note 9 - INCOME TAXES

At December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes of $16,000,000 which are available to offset future federal taxable income through 2011. The Company's timing of its utilization of net operating loss carry forwards may be limited in the future due to its issuance of common stock and the related I.R.S. regulations.

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                           1996                           1995
                                                     ------------                   ----------
Deferred tax assets
     Fixed asset basis differences                   $ 2,312,000                    $ 1,408,000
     Net operating loss carry forwards                 6,342,000                      6,306,000
                                                     -----------                   ------------
        Total deferred tax assets                      8,654,000                      7,714,000
                                                      ----------                   ------------

  Valuation allowance for deferred
     tax assets                                       (8,654,000)                   (7,714,000)
                                                     ------------                   -----------
        Total deferred tax assets                    $       ---                   $       ---
                                                     ============                  =============

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance for deferred tax assets as of December 31, 1994 was $4,061,000. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $940,000 and $3,653,000, respectively.

Note 10 - COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business operations. In the opinion of management, the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

Note 11 - FINANCIAL INSTRUMENTS

The carrying amount and fair values of the Company's financial instruments at December 31, 1996, are as follows:

                                                   Assets (Liabilities)
                                          --------------------------------------
                                           Carrying Amount           Fair Value
Long-term fixed rate debt                 $   (22,000,000)        $ (21,063,000)
Off balance sheet financial instruments
     Letter of credit                                  -                  ---
     Hedge contracts                                   -               (897,000)

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

Letter of credit
A $1,000,000 letter of credit collateralizes a plugging bond. Fair value estimated on the basis of fees paid to obtain the obligation is not material at December 31, 1996.

Hedge contracts
The fair values of the Company's swap contracts are estimated based on settlement values at December 31, 1996 for volumes hedged at future dates.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of bank account balances in excess of federally insured limits and trade receivables. The Company's receivables consist of oil and gas sales to third parties primarily from offshore production in the Gulf of Mexico and onshore oil production in the central part of the United States. This concentration may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. Historical credit losses incurred by the Company on receivables have not been significant. One purchaser accounted for 49%, 69% and 83% of revenues in 1996, 1995 and 1994, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On March 5, 1997, the Company completed an offering of 8,403,305 shares of common stock at $4.00 per share, $3.728 net of the underwriter's commission, consisting of 6,000,000 shares sold by the Company and 2,403,305 shares sold by shareholders, primarily 2,000,000 by Amoco Production Company which were received in connection with a property acquisition and 373,305 by lenders advised by Kayne, Anderson Investment Management, Inc which were received in connection with the exercise of warrants. The Company's proceeds of $22,000,000 (net of $350,000 in offering expenses) from the offering were used to repay $13,500,000 of its Subordinated Notes, specifically the 1993 Subordinated Notes and the 1996 Tranche B Bridge Loan Subordinated Notes. The remaining proceeds were temporarily paid on the Company's reducing revolving loan and will ultimately be used for the development of its properties and future acquisitions. These payments, along with payments made from the Company's cash flows reduced its Long-Term debt balance at $24,000,000 on March 6, 1997.


Note 13 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table reflects the costs incurred in oil and gas property activities for each of the three years ended December 31:

                                                   1996             1995              1994
                                               -------------    -------------    --------------
Property acquisition costs, proved             $ 26,859,000     $ 12,603,000     $      352,000

Property acquisition costs, unproved              5,390,000                                ---

Exploration costs                                                  8,112,000               ---

Development costs                                 8,863,000        1,497,000         11,749,000

Quantities of Oil and Gas Reserves

The estimates of proved developed and proved undeveloped reserve quantities at December 31, 1996 are based upon reports of third party petroleum engineers (Ryder Scott Company and McCune Engineering, P.E.) and do not purport to reflect realizable values or fair market values of PANACO's reserves. It should be emphasized that reserve estimates are inherently imprecise and accordingly, these estimates are expected to change as future information becomes available. These are estimates only and should not be construed as exact amounts. All reserves are located in the United States.

Proved reserves are estimated reserves of natural gas and crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

Proved developed and undeveloped reserves:
                                                                  Oil                 Gas
                                                               (BBLS)               (MCF)
Estimated reserves as of December 31, 1993                      745,000           43,696,000

     Production                                                (137,000)          (8,139,000)
     Extensions and discoveries                                 183,000           16,930,000
     Sale of minerals in-place                                  (24,000)             (45,000)
     Revisions of previous estimates                            176,000          (10,860,000)
                                                         ---------------         -----------
Estimated reserves as of December 31, 1994                      943,000           41,582,000

     Production                                                (170,000)          (9,850,000)
     Sale of minerals in-place                                   (1,000)             (22,000)
     Purchase of minerals in-place                            1,140,000           20,094,000
     Revisions of previous estimates                            (12,000)          (5,093,000)
                                                        ---------------          -----------
Estimated reserves as of December 31, 1995                    1,900,000           46,711,000

     Production                                                (276,000)          (6,788,000)
     Extensions and discoveries                                     ---              972,000
     Sale of minerals in-place                                 (805,000)          (3,102,000)
     Purchase of minerals in-place                            1,379,000           16,633,000
     Revisions of previous estimates                             41,000          (12,980,000)
                                                         --------------          ------------
Estimated reserves as of December 31, 1996                    2,239,000           41,446,000
                                                          ==============        ============

Proved developed reserves:

                                                                  Oil                     Gas
                                                                (BBLS)                  (MCF)
                                                          ---------------        -----------

    December 31, 1993                                            745,000         24,665,000
                                                          ===============        ==========

    December 31, 1994                                            907,000         36,282,000
                                                          ===============        ==========

    December 31, 1995                                          1,794,000         40,323,000
                                                          ==============         ==========

    December 31, 1996                                          1,867,000         39,288,000
                                                          ==============         ==========


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


     The accompanying table reflects the standardized measure of discounted future cash flows relating to proved oil and gas reserves as of the three years ended December 31:

                                                            1996                 1995                  1994
                                                       --------------        --------------        -------------

Future cash inflows                                   $ 210,875,000          $140,247,000         $ 88,893,000
Future development and production costs                  61,822,000            50,723,000           32,197,000
                                                      ---------------        --------------       -------------
Future net cash flows                                   149,053,000            89,524,000           56,696,000
Future income taxes                                      17,899,000            11,755,000            6,304,000
                                                      ---------------        --------------       --------------
Future net cash flows after income taxes                131,154,000            77,769,000           50,392,000
10% annual discount                                     (31,313,000)          (14,848,000)          (8,477,000)
                                                      ---------------        --------------       --------------
Standardized measure after income taxes               $  99,841,000         $  62,921,000         $ 41,915,000
                                                      ==============         =============        ============


Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows The accompanying table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to proved oil and gas reserves for each of the three years ended December 31:

                                                           1996                 1995                   1994
                                                       -------------       -------------           --------------

Beginning balance                                     $  62,921,000            $41,915,000         $   47,379,000
Sales of oil and gas, net of production costs           (11,027,000)            (9,314,000)           (11,047,000)
Net change in income taxes                               (4,116,000)            (4,267,000)             5,562,000
Changes in price and production costs                    44,088,000             11,498,000            (10,781,000)
Purchases of minerals in-place                           45,521,000             34,415,000                   ---
Sale of minerals in-place                               (10,518,000)                  ---                    ---
Revision of previous estimates, extensions &
   discoveries, net                                     (27,028,000)           (11,326,000)            10,802,000
                                                      -------------          -------------          -------------
Ending balance                                         $ 99,841,000           $ 62,921,000         $   41,915,000
                                                      =============          ==============        ==============

Report of Independent Public Accountants



To the Board of Directors
PANACO, Inc.


We have audited the accompanying Statement of Revenues and Direct Operating Expenses of the Amoco Properties (acquired by PANACO, Inc. on October 8, 1996) for each of the three years in the period ended December 31, 1995. This statement and the notes thereto are the responsibility of PANACO, Inc.'s management. Our responsibility is to express an opinion on the statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statement of Revenues and Direct Operating Expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Statement of Revenues and Direct Operating Expenses referred to above presents fairly, in all material respects, the revenues and direct operating expenses of the Amoco Properties for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                             Arthur Andersen LLP


Kansas City, Missouri
September 6, 1996

                                AMOCO PROPERTIES

               STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES



                                                        Year Ended December 31

                                        1995                    1994                    1993
                                        ----                    ----                    ----


Revenues:

         Gas                        $  8,769,000            $ 7,346,000             $ 8,459,000

         Oil & Condensate              3,759,000              3,789,000               3,620,000
                                    -----------             -----------             -----------

Total Revenues                      $12,528,000             $11,135,000             $12,079,000
                                    ===========             ===========             ===========

Direct Operating Expenses           $ 2,991,000            $  3,158,000            $  2,798,000
                                    ============            ============            ============

























                                     See accompanying notes to this statement.

                                AMOCO PROPERTIES
                     NOTES TO THE STATEMENT OF REVENUES AND
                            DIRECT OPERATING EXPENSES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements require the use of estimates, and when applicable, specific information regarding significant estimates embodied in the financial statements have been disclosed. The Statement of Revenues and Direct Operating Expenses was prepared for purposes of complying with the rules and regulations of the Securities and Exchange Commission and is not intended to be a complete presentation of the financial position or results of operations of the Amoco Properties.

Acquisition
The Amoco Properties were acquired by the Company on October 8, 1996 from Amoco Production Company (seller) pursuant to the purchase and sale agreement dated August 26, 1996. The properties to be acquired are Amoco Production Company's existing interests in the following offshore blocks: East Breaks 160, East Breaks 161, High Island (HI) 302, HI 309, HI 310, HI 330, HI 349, HI 474, HI 489, HI 499, a portion of the HI 475 Block, West Cameron (WC) 613, and WC 144.

Revenue Recognition
Revenues are recorded on an accrual basis, with volumes and prices being estimated for properties during periods when actual production information is not available. Revenues are recognized based on volumes of production taken and sold by Amoco which is not materially different from the entitlement method for the three year period ending December 31, 1995. For each of the periods presented, Amoco sold substantially all of their production to a related party at market based prices.

Direct Operating Expenses
Direct operating expenses include necessary and ordinary expenses to maintain production. Insurance expense is not included since sufficient information is not available from the Seller. Depreciation, depletion and amortization is not included. No severance tax expense is included for the Amoco Properties, since the production from federal offshore waters are not subject to state severance taxes.

General, Administrative, and Overhead  Expenses
General, administrative, and overhead expenses are not presented as sufficient information is not available from the Seller.

Note 2 -  SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
          --------------------------------------------------------------------
          (UNAUDITED)

Quantities of Oil and Gas Reserves
The estimates of proved developed and proved undeveloped reserve quantities of the Amoco Properties at December 31, 1995 are based upon PANACO's computation at December 31, 1996 and do not purport to reflect realizable values or fair market values of the properties' reserves. It should be emphasized that reserve estimates are inherently imprecise and accordingly, these estimates are expected to change as future information becomes available. These are estimates only and should not be construed as exact amounts. All reserves are located in the United States. Reserve quantities for the Amoco Properties were not available at December 31, 1992, 1993,

1994, and 1995, and the balances at those dates were derived from production activity during 1993, 1994, 1995 and 1996.

Proved reserves are estimated reserves of natural gas and crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

                                                   Oil                Gas
Proved developed and                              (BBLS)             (MCF)
undeveloped reserves

Estimated reserves as of
   December 31, 1992                           2,209,000          33,506,000

Production                                      (216,000)         (3,874,000)
                                                ---------         -----------

Estimated reserves as of
   December 31, 1993                           1,993,000          29,632,000

Production                                      (236,000)         (4,057,000)
                                                ---------         -----------

Estimated reserves as of
   December 31, 1994                           1,757,000          25,575,000

Production                                      (216,000)         (5,704,000)
                                              ------------        ------------

Estimated reserves as of
    December 31,1995                           1,541,000          19,871,000
                                               =========          ===========

                                                    Oil                 Gas
Proved developed reserves:                       (BBLS)               (MCF)

   December 31, 1993                           1,720,000          27,533,000
                                               =========          ==========

   December 31, 1994                           1,484,000          23,476,000
                                               =========          ==========

   December 31, 1995                           1,268,000          17,772,000
                                               =========          ==========

Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows are computed by applying December 31, 1996 prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves. Estimates of future development and production costs are based on December 31, 1996 costs and assume continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the discount at December 31, 1996.

The accompanying table reflects the standardized measure of discounted future cash flows relating to the proved oil and gas reserves of the Amoco properties as of the three years ended December 31:

                                             1995                   1994                     1993
                                             ----                   ----                     ----
Future cash inflows                    $105,443,000            $117,971,000              $129,106,000
Future development
  and production costs                   34,309,000              37,300,000                40,458,000
                                       ------------            ------------            --------------
Future net cash flows                    71,134,000              80,671,000                88,648,000
10% annual discount
  to reflect timing of
  cash flows                             17,984,000              17,984,000                17,984,000
                                       -------------          --------------            --------------
Standardized measure
  before income taxes                  $ 53,150,000            $ 62,687,000             $  70,664,000
                                        ============           =============             =============

Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows The accompanying table reflects the changes in the standardized measure of discounted future net cash flows from the sales of oil and gas, net of production costs attributable to proved oil and gas reserves of the Amoco properties for each of the three years ended December 31:

                                            1995                    1994                     1993
                                            ----                    ----                     ----
Beginning balance                       $ 62,687,000            $ 70,664,000             $ 79,945,000
  Sales of oil and gas,
  net of production
  costs                                    9,537,000               7,977,000                9,281,000
                                       ---------------          --------------           --------------

Ending balance                         $  53,150,000            $ 62,687,000             $ 70,664,000
                                       =============            ============             ============
