Form 10-K/A
period 1996-12-31
PANACO INC
filed 1997-04-11
CIK 882074

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K/A
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value if the voting stock held by non-affiliates of the registrant was approximately $73,589,180 as of March 31, 1997.

20,382,087 shares of the registrant Common Stock were outstanding as of March 31, 1997.
                       Documents Incorporated by Reference

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

                                              Proved Reserves (a) (b)

         The following table sets forth information as of December 31, 1996 as to the estimated Proved Reserves attributable to the Company's properties.

Oil and liquids (Bbls):
       Proved Developed Reserves .........................1,867,000
       Proved Undeveloped Reserves .......................  372,000
           Total Proved Reserves .........................2,239,000

Natural gas (Mcf):
       Proved Developed Reserves ........................39,288,000
       Proved Undeveloped Reserves ...................... 2,158,000
           Total Proved Reserves ........................41,446,000

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

                                             Proved                   Total
                                           Developed                Proved
                                            Reserves               Reserves
Estimated Future net revenues (c):
         1997.....................     $   42,223,000     $      42,170,000
         1998.....................         31,020,000            32,017,000
         1999.....................         19,236,000            19,783,000
         2000.....................         12,286,000            15,560,000
         Thereafter...............         34,351,000            39,525,000
                                         ------------          ------------
         Total....................     $  139,115,000     $     149,056,000
Present value (10%) of estimated future net
         revenues (SEC 10 Value)...    $  106,918,000     $     113,467,000

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


                                                     For the years
                                                    ended December 31,

                                           1996          1995           1994
                                           ----          ----           ----
Oil:
     Net Production (Bbls)(a)            276,000       170,000        137,000
     Revenue...................    $   5,356,000    $2,853,000      2,103,000
     Average net Bbls per day                756           466            375
     Average price per Bbl         $       19.42    $    16.78    $     15.35

Gas:
     Net Production(Mcf)(a)            6,788,000     9,850,000      8,139,000
     Revenue...................    $  14,707,000   $15,594,000    $15,235,000
     Average net Mcf per day              19,000        27,000         22,300
     Average price per Mcf         $        2.17   $      1.58    $      1.87

Total Revenues.................    $  20,063,000   $18,447,000    $17,338,000

Production Costs:
     Production cost               $   8,477,000   $ 8,055,000    $ 5,231,000
     Mcfe(b)                           8,444,000    10,870,000      8,961,500
     Production costs per Mcfe(c)  $        1.00   $       .74    $       .58
------
     (a) Production information is net of all royalty interests, overriding royalty interest and the net profits interest in the West Delta Properties owned by the Company's former lenders.
     (b) Oil production is converted to Mcfe (Equivalent Mcf) at the rate of 6 Mcf per Bbl, representing the estimated relative energy content of natural gas to oil.
     (c) The information shown for 1996 was impacted by the explosion and fire on April 24th at West Delta Tank Battery #3, which resulted in those fields being off production until October 7, 1996, when production resumed. For that reason management would not consider these production costs to be indicative of the future. Also this information includes Bayou Sorrel Field through August 31, the date of its sale, and includes any information with respect to the Amoco Properties after October 8, 1996.
                                               Productive Wells(a)

         The following table sets forth the number of productive oil and gas wells, as of the date hereof, attributable to the Company's properties.

Gross productive offshore wells (b):  Productive Wells       Company Operated

         Oil     . . . . . . . . . . . . .33        . . . . .. . . . 10

         Gas   . . . . . . . . . . . . . .90         . . . . . . . . .42
           Total  . . . . . . . . .. .. .123         . . . . . . . . .52

Net productive offshore wells (c):
         Oil   . . . . . . . . . .  . . . 15         . . . . . . . . .10
         Gas . . . . . . . . . . . . . . .49         . . . . . . . . .38
           Total  . . . . . . . . . . . . 64         . . . . . . . . .48
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

Developed offshore acreage (a):
         Gross acres (b)............................................. 103,771
         Net acres (c)..............................................   43,645

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

        Developmental Wells                        Exploratory Wells
       Completed        Dry                    Completed        Dry
       Oil   Gas     Oil   Gas               Oil   Gas     Oil   Gas
       ---   ---     ---   ---               ---   ---     ---   ---
1993     3    0       0     0                 0     0       0     0
1994     5    4       0     0                 0     1       0     0
1995     0    0       0     0                 0     0       0     3
1996     0    0       2     0                 0     0       0     0
       ---- ----    ----   ---              ----   ----   ----  ----

Total   8     4       2     0                 0     1       0     3


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

Forward-looking Statements

         Forward-looking statements in this Form 10-K/A, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate", "anticipate", "expect", "predict", "believe" and similar expressions are intended to identify forward-looking statements.


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

Sale of Bayou Sorrel

     Effective September 1, 1996, the Company sold its Bayou Sorrel Field to National Energy Group, Inc. for 38

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

                                 Director
          Name               Age  Since  Position

H. James Maxwell..........   52   1992   Chairman of the Board, President,
                                         Chief Executive Officer,and Director(a)
Bob F. Mallory............   64   1992   Chief Operating Officer,  Executive
                                         Vice President and Director- Executive
                                         and Personnel Committee (a)
Larry M. Wright...........   52   1992   Executive Vice President and
                                         Director-Executive and Personnel
                                         Committee (b)
Robert G. Wonish..........   43   ---    Vice President

Edward A. Bush, Jr........   53   ---    Vice President

William J. Doyle..........   45   ---    Vice President

Todd R. Bart..............   32   ---    Chief Financial Officer, Secretary and
                                         Treasurer
A. Theodore Stautberg, Jr.   50   1993   Director(c)-Compensation Committee

Donald W. Chesser.........   57   1992   Director(a)

James B. Kreamer..........   57   1993   Director(c)

N. Lynne Sieverling.......   59   1992   Director(b)-Audit and Compensation
                                         Committees
Mark C. Barrett...........   46   1996   Director(b)-Audit and Compensation
                                         Committees
Michael Springs...........   47   1996   Director(c)-Audit Committee


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

Beneficial Ownership Reporting Compliance

         Based solely upon a review of copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 1996 and Forms 5 and amendments thereto with respect to such year and certain written representations that no Form 5 is required, the Company is not aware of any failure on the part of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company during fiscal 1996 to file on a timely basis any form or report required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

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

                                                                    Number of
                                                                securities underlying          Value of unexercised
                        Securities                               unexercised options               in-the-money
                         acquired            Value                                            at fiscal year-end ($)
                        options at year-end($)(2)
          Name          on Exercise (#)   Realized ($)(1)    Exercisable/Unexercisable       Exercisable/Unexercisable
H. James Maxwell             0                  0                      -0- / -0-                    -0-  / -0-
Larry M. Wright              0                  0                  250,000 / -0-                 658,750 / -0-
Robert G. Wonish             0                  0                      -0- / -0-                    -0-  / -0-

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


         On October 8, 1996 the Company borrowed $17,000,000 from lenders advised by Kayne, Anderson Investment Management, Inc. Such lenders own 443,221 Common Shares and would, upon conversion of the 1996 Tranche A Convertible Subordinated Notes, own a total of 1,909,888 Common Shares.

                                                      Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)    See Index to Financial Statement, Page F-1.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                October 28, 1996              Acquisition of Properties

                November 18, 1996             Increase of Shares Outstanding

         (c)    Exhibits and Financial Statement Schedules.

                Exhibit
                Number            Description
          3.1* Certificate of Incorporation of the Company.

          3.2* Amendment to Certificate of Incorporation of the Company dated November 19, 1991.

          3.3* By-laws of the Company.

          3.4 Amendment to Certificate of Incorporation of the Company dated September 24, 1996 filed as an exhibit to the Amended Current Report on Form 8-K/A, filed with the Commission on November 18, 1996, and incorporated herein by this reference.

          4.1* Article Fifth of the Certificate of Incorporation of the Company in Exhibit 3.1.

          4.2* Form of Certificate of Common Shares par value $.01 per share, of the Company.

          4.3 Rights Agreement, dated as of August 3, 1995, between PANACO, Inc., and American Stock Transfer and Trust Company, which includes as Exhibit A the Form of Certificate of Designation of Series A Preferred Stock, Exhibit B the Form of Rights Certificate and Exhibit C the Summary of Rights to Purchase Preferred Stock was filed as Exhibit 1 to the Registration Statement on Form 8-A, filed with the Commission on August 21, 1995, and incorporated herein by this reference.

          10.1* PANACO, Inc. Long-Term Incentive Plan.

          10.7* Senior Second Mortgage Term Loan Agreement as of December 31, 1993, between PANACO, Inc., and seven lenders advised by Kayne Anderson Investment Management, Inc.

          10.9 Purchase and Sale Agreement, dated July 12, 1995, between Zapata Exploration Company, Zapata Offshore Gathering Co., Inc., and PANACO, Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 1, 1995, and incorporated herein by this reference.

          10.11 Assignment/East Breaks 110, effective October 1, 1994, from Zapata Exploration Company to PANACO, Inc. The Assignment/East Breaks 109 document is identical, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 1, 1995, and incorporated herein by this reference.

          10.12 Purchase and Sale Agreement dated November 30, 1995, between Shell Western E&P, Inc. and PANACO, Inc., filed as an exhibit to the Current Report on Form 8-K filed, with the Commission on January 31, 1996, and incorporated herein by this reference.

          10.13***PANACO, Inc. Employee Stock Ownership Plan & Trust.

          10.14 Purchase and Sale Agreement, dated August 26, 1996, between Amoco Production Company and PANACO, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 28, 1996, and incorporated herein by this reference.

          10.15 Amended and Restated Credit Agreement, dated October 7, 1996, among First Union National Bank of North Carolina, as agent, and the lenders signatory thereto, and PANACO, Inc., filed as an exhibit to the Amended Current Report on Form 8-K/A, filed with the Commission on November 18, 1996, and incorporated herein by this reference.

          10.16 Senior Subordinated Mortgage Master Loan Agreement dated October 8, 1996 between PANACO, Inc. and Offense Group Associates, L.P., Kayne, Anderson Non-Traditional Investments, L.P., ARBCO Associates, L.P., Opportunity Associates, L.P., Kayne, Anderson Offshore Limited, Foremost Insurance Company, TOPA Insurance Company and EOS Partners, L.P. and Offense, as agent for the Lenders, filed as an exhibit to the Amended Current Report on Form 8-K/A, filed with the Commission on November 18, 1996, and incorporated herein by this reference.

          10.17 Purchase and Sale Agreement, dated November 11, 1996 between National Energy Group, Inc. and PANACO, Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 29, 1997, and incorporated herein by this reference.

          27 Financial Data Schedule.

          *Filed with the Registration Statement on Form S-4, Commission File No. 33-44486, initially filed December 13, 1991, and incorporated herein by this reference.

          ** Filed with the Registration Statement on Form S-1, Commission file No. 33-81058, initially filed July 1, 1994, and incorporated herein by this reference.

          ***Filed with the Registration Statement on Form S-1, Commission file No. 333-18233, initially filed December 19, 1996 and incorporated herein by this reference.

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


     The accompanying table reflects the standardized measure of discounted future cash flows relating to proved oil and gas reserves as of the three years ended December 31:

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
