Form 10-Q
period 1997-03-31
PANACO INC
filed 1997-05-15
CIK 882074

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997




          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26662


                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                                  43 - 1593374
(State or other jurisdiction of incorporation or (I.R.S. Employer Identification
             organization)                                      Number)

1050 West Blue Ridge Boulevard, PANACO Building,
             Kansas City, Missouri                            64145-1216
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



              20,382,087 shares of the registrant's $.01 par value Common Stock were outstanding as of March 31, 1997.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                  PANACO, Inc.
                          Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1997

                                   (Unaudited)


PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed Balance Sheets as of March 31, 1997 and December 31, 1996           3

             Statements of Income (Operations) for the Three Months Ended March 31,
                      1997 and 1996                                                        5

             Statements of Changes in Stockholders' Equity for the Three Months
                      Ended March 31, 1997                                                 6

             Statements of Cash Flows for the Three Months Ended March 31, 1997
                      and 1996                                                             7

             Condensed Notes to Financial Statements                                       8

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                       10


PART II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                             13


SIGNATURES                                                                                13









                                             PANACO, INC.
                                       Condensed Balance Sheets
                                             (Unaudited)



ASSETS                                                         As of                     As of
                                                          March 31, 1997           December 31, 1996
                                                       ----------------------    ----------------------
CURRENT ASSETS
     Cash and cash equivalents                                    $1,274,000                $1,736,000
     Accounts receivable                                           6,023,000                 6,197,000
     Investment in common stock                                    1,701,000                 1,642,000
     Prepaid and other                                               245,000                   424,000
                                                       ----------------------    ----------------------
        Total current assets                                       9,243,000                 9,999,000
                                                       ----------------------    ----------------------

OIL AND GAS PROPERTIES, AS DETERMINED BY THE
SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
     Oil and gas properties, proved                              126,553,000               125,283,000
     Oil and gas properties, unproved                              7,128,000                 7,128,000
     Less: accumulated depreciation, depletion,
        amortization and valuation allowances                   (84,650,000)              (81,871,000)
                                                       ----------------------    ----------------------
        Net oil and gas properties                                49,031,000                50,540,000
                                                       ----------------------    ----------------------

PROPERTY, PLANT AND EQUIPMENT
     Pipelines and equipment                                      12,890,000                10,534,000
     Less: accumulated depreciation                                (534,000)                 (327,000)
                                                       ----------------------    ----------------------
        Net property, plant and equipment                         12,356,000                10,207,000
                                                       ----------------------    ----------------------

OTHER ASSETS
     Restricted deposits                                           1,584,000                 2,115,000
     Loan costs, net                                                 559,000                   611,000
     Other                                                           252,000                   296,000
                                                       ----------------------    ----------------------
        Total other assets                                         2,395,000                 3,022,000
                                                       ----------------------    ----------------------


TOTAL ASSETS                                                     $73,025,000               $73,768,000
                                                       ======================    ======================

                                   The accompanying notes are an integral part of this statement

                                                               3




                                                   PANACO, INC.
                                             Condensed Balance Sheets
                                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY                                      As of                     As of
                                                                     March 31, 1997           December 31, 1996
                                                                  ----------------------    -----------------------
CURRENT LIABILITIES
     Accounts payable                                                        $7,226,000                 $6,246,000
     Interest payable                                                           242,000                    524,000
     Current portion of long-term debt                                                0                          0
                                                                  ----------------------    -----------------------
        Total current liabilities                                             7,468,000                  6,770,000
                                                                  ----------------------    -----------------------


LONG-TERM DEBT                                                               25,000,000                 49,500,000
                                                                  ----------------------    -----------------------


STOCKHOLDERS' EQUITY
     Preferred Shares, $.01 par value,
        5,000,000 shares authorized; no
        shares issued and outstanding                                                 0                          0
     Common Shares, $.01 par value,
        40,000,000 shares authorized;
        20,382,087 and 14,350,255 shares
        issued and outstanding, respectively                                    204,000                    143,000
     Additional paid-in capital                                              53,656,000                 31,490,000
     Retained earnings (deficit)                                           (13,303,000)               (14,135,000)
                                                                  ----------------------    -----------------------
        Total stockholders' equity                                           40,557,000                 17,498,000
                                                                  ----------------------    -----------------------






TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $73,025,000                $73,768,000
                                                                  ======================    =======================


                                 The accompanying notes are an integral part of this statement



                                                              4



                                              PANACO, INC.
                                    Statements of Income (Operations)
                                  For the Three Months Ended March 31,
                                               (Unaudited)



                                                                        1997                   1996
                                                                  -----------------      -----------------
REVENUES
     Oil and natural gas sales                                          $8,067,000             $7,339,000

COSTS AND EXPENSES
     Lease operating                                                     2,911,000              2,355,000
     Depletion, depreciation & amortization                              3,113,000              2,486,000
     General and administrative                                            198,000                185,000
     Production and ad valorem taxes                                        85,000                211,000
     Exploration expenses                                                   67,000                      0
     Provision for losses and (gains) on disposition
        and write-down of assets                                                 0                      0
                                                                  -----------------      -----------------
        Total                                                            6,374,000              5,237,000
                                                                  -----------------      -----------------

NET OPERATING INCOME                                                     1,693,000              2,102,000
                                                                  -----------------      -----------------

OTHER INCOME (EXPENSE)
     Unrealized gain on investment in common stock                          60,000                      0
     Interest expense, net                                               (921,000)              (452,000)
                                                                  -----------------      -----------------
        Total                                                            (861,000)              (452,000)
                                                                  -----------------      -----------------

NET INCOME BEFORE INCOME TAXES                                             832,000              1,650,000

INCOME TAXES                                                                     0                      0
                                                                  -----------------      -----------------

NET INCOME                                                                $832,000             $1,650,000
                                                                  =================      =================


Net income per share                                                         $0.05                  $0.14
                                                                  =================      =================


                           The accompanying notes are an integral part of this statement







                                                   PANACO, INC.
                                   Statement of Changes in Stockholders' Equity
                                                    (Unaudited)


                                                                                   Amount ($)
                                             Number of                             Additional          Retained
                                               Common             Common             Paid-in           Earnings
                                               Shares              Stock             Capital           (Deficit)
                                           ---------------    ----------------   ----------------   ----------------

Balances, December 31, 1996                    14,350,255            $143,000        $31,490,000      ($14,135,000)

Net Income                                              0                   0                  0            832,000

Common shares issued - Offering                 6,000,000              60,000         22,017,000                  0

Common shares issued - ESOP
contribution and stock bonuses                     31,832               1,000            149,000                  0

                                           ---------------    ----------------   ----------------   ----------------

Balance, March 31, 1997                        20,382,087            $204,000        $53,656,000      ($13,303,000)

                                           ===============    ================   ================   ================


                       The accompanying notes are an integral part of this statement



                                                  6



                                                PANACO, INC.
                                          Statement of Cash Flows
                                        Three Months Ended March 31,
                                                (Unaudited)

                                                                               1997               1996
                                                                          ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $832,000         $1,650,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depletion, depreciation and amortization                                3,113,000          2,486,000
        Unrealized gain on investment in common stock                            (60,000)                  0
        Exploration expenses                                                       67,000
        Other, net                                                                  9,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                   174,000          (893,000)
            Prepaid and other                                                     223,000            282,000
            Accounts payable                                                      980,000             66,000
            Interest payable                                                    (282,000)           (17,000)
                                                                          ----------------   ----------------
                      Net cash provided by operating activities                 5,056,000          3,574,000
                                                                          ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Sale of oil and gas properties                                             23,000                  0
        Capital expenditures and acquisitions                                 (3,649,000)          (336,000)
        Decrease/(increase) in restricted deposits                                531,000        (1,745,000)
                                                                          ----------------   ----------------
                      Net cash used by investing activities                   (3,095,000)        (2,081,000)
                                                                          ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Common stock offering proceeds, net                                    22,077,000                  0
        Long-term debt proceeds                                                 1,500,000                  0
        Repayment of long-term debt                                          (26,000,000)        (3,000,000)
        Issuance of common stock-exercise of warrants                                   0          1,837,000
                                                                          ----------------   ----------------
                      Net cash used by financing activities                   (2,423,000)        (1,163,000)
                                                                          ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                 (462,000)            330,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  1,736,000          1,198,000
                                                                          ----------------   ----------------

CASH AND CASH EQUIVALENTS AT MARCH 31,                                         $1,274,000         $1,528,000
                                                                          ================   ================

                                   The accompanying notes are an integral part of this statement

                                                               7

                                  PANACO, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and changes in stockholder's equity and cash flows for the periods ended March 31, 1997 and 1996. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

Note 2 - OIL AND GAS PROPERTIES AND PIPELINES AND EQUIPMENT

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

       Pipelines and equipment are carried at cost. Oil and natural gas pipelines are depreciated on the straight-line method over remaining useful lives of fifteen years. Other property is also depreciated on the straight-line method over remaining useful lives ranging from five to seven years.

Note 3 - CASH FLOW INFORMATION

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of six months or less to be cash equivalents. Net cash provided by operating activities includes cash payments for interest totaling $1,203,000 and $469,000 for the first three months of 1997 and 1996, respectively.

Note 4 - RESTRICTED DEPOSITS

         The Company is party to various escrow and trust agreements which provide for monthly deposits into escrow and trust accounts to satisfy future plugging and abandonment obligations. The terms of the agreements vary as to deposit amounts, based upon fixed monthly amounts or percentages of the properties' net income. With respect to plugging and abandonment operations, funds are partially or completely released upon the presentation by the Company to the escrow agent or trustee of evidence that the operation was or is being conducted in compliance with applicable laws and regulations. These amounts are included on the financial statements as Restricted Deposits.

Note 5 - INVESTMENT IN COMMON STOCK

         In connection with the sale of the Bayou Sorrel Field to National Energy Group, Inc. in 1996, the Company received 477,612 shares of National
Energy Group, Inc. common stock. The Company has classified this asset as a trading security. At March 31, 1997 the market value of the stock was $1,701,000, with an unrealized gain of $60,000 recognized in the first three months of 1997 to reflect the increase in market value from December 31, 1996.

Note 6 - NET INCOME PER SHARE

     The net income per share for the three months ended March 31, 1997 and 1996 has been calculated based on 16,090,053 and 12,068,412 weighted average shares outstanding, respectively.

Note 7 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES

         The reserves presented in the following table are prepared by the Company based upon reports of independent petroleum engineers and are estimates only and should not be construed as being exact amounts. All reserves presented are proved reserves that are defined as estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.


Proved developed and undeveloped reserves           Oil                Gas
                                                   (Bbls)            (Mcf)

December 31, 1996                                2,239,000           41,446,000
Purchase of minerals-in-place                          -0-                  -0-
Production                                        (81,000)          (2,180,000)
Revisions of previous estimates                        -0-                  -0-
                                              ------------        ------------
Estimated reserves at March 31, 1997             2,158,000          39,266,000
                                              ============         ===========

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since March 31, 1997. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

PART I
                                     Item 2.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-looking Statements

         Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, the inherent limitations in the inability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate", "anticipate", "expect", "predict", "believe" and similar expressions are intended to identify forward-looking statements.

General

         The oil and gas industry has experienced significant volatility in recent years because of the oversupply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets. These industry conditions should be considered when this analysis is read. Accordingly, the energy market has been unsettled, making it difficult to predict future prices.

Liquidity and Capital Resources

         On March 5, 1997 the Company completed an offering of 8,403,305 common shares at $4.00 per share, $3.728 net of the underwriter's commission. The offering consisted of 6,000,000 shares sold by the Company and 2,403,305 shares sold by shareholders, primarily Amoco Production Company (2,000,000 shares) and lenders advised by Kayne, Anderson Investment Management, Inc. (373,305 shares). The Company's net proceeds of $22,000,000 from the offering were used to prepay $13,500,000 of its 12% subordinated debt and the remaining was temporarily paid on the Company's revolving bank loan and will ultimately be used for the development of its properties and for future acquisitions.

         On October 8, 1996 the Company amended its Bank Facility with First Union National Bank of North Carolina (60%) and Banque Paribas (40%). The loan is a reducing revolver designed to provide up to $40,000,000 depending on the borrowing base, as determined by the lenders. The borrowing base on May 1, 1997 was $28 million. At March 31, 1997 the Company had $16,500,000 outstanding under the loan. The principal amount of the loan is due July 1, 1999. However, at no time may the Company have outstanding borrowings under the Bank Facility in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Management feels that this Bank Facility greatly facilitates its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions.

         From time to time the Company has borrowed funds from institutional lenders who are represented by Kayne, Anderson Investment Management, Inc. In each case these loans are due at a stated maturity, require payments of interest only at 12% per annum, 45 days after the end of each calendar quarter, and are secured by a second mortgage on the Company's offshore oil and gas properties. The loans were as follows:

         (a) 1993 Subordinated Notes. In 1993, $5,000,000 was borrowed, due December 31, 1999, but prepayable at any time. These Notes were prepaid on March 6, 1997 with a portion of the proceeds from the common share offering.

         (b) 1996 Tranche A Convertible Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time after May 8, 1998. After August 28, 1997 the Notes are convertible into 2,060,606 common shares on the basis of $4.125 per share. The Company may deliver up to
$2,000,000 in payment-in-kind notes in satisfaction of interest payment obligations.

         (c) 1996 Tranche B Bridge Loan Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time after May 8, 1998. These Notes were prepaid on March 6, 1997 with a portion of the proceeds of the common share offering.

         The product prices received by the Company, net of the impact of hedge transactions, averaged $2.99 per Mcf for natural gas and $19.22 per barrel for oil for the three months ended March 31, 1997. Cash flow is currently being used to reduce liabilities, make capital expenditures and pay general and administrative overhead. Starting in 1997 hedge transactions on natural gas are based upon published gas pipeline index prices instead of the NYMEX. This change has mitigated the risk of price differences due to transportation. In 1997, 14,000 MMBtu per day has been hedged, reducing to 10,000 MMBtu per day in 1998 and 7,000 MMBtu per day in 1999. The Company is hedging at a swap price of $1.80 per MMBtu for 1997 with varying levels of participation (93% in January to 40% in September ) in settlement prices above the $1.80 per MMBtu swap price level. In 1997 the Company has also hedged its oil prices by selling the equivalent of 720 barrels of oil per day at $20.00, with a 60% participation in prices above the $20.00 swap price level. Management has generally used hedge transactions to protect its cash flows when the Company's levels of long-term debt have been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a swap contract relates.

         At March 31, 1997, 84% of the Company's total assets were represented by oil and gas properties and pipelines and equipment, net of depreciation, depletion and amortization.

         In 1991 certain lenders received a net profits interest (NPI) in the West Delta properties. During the three months ended March 31, 1997, payments with respect to this NPI totaled $110,000.

         Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Each month, until November 1997, $25,000 is deposited in a bank escrow account to satisfy such obligations with respect to a portion of its West Delta properties. The Company has entered into an escrow agreement with Amoco Production Company under which the Company will deposit, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, for the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2,400,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment operations.

         Through the three months ended March 31, 1997 the Company had spent $3,649,000 in capital expenditures, primarily for the completion of an oil and gas pipeline in the West Delta Fields and for development of its oil and gas properties. Through March 31, 1996 the Company had raised $1,837,000 in equity as a result of the exercise of warrants.

Results of Operations

For the three months ended March 31, 1997 and 1996:

         "Oil and natural gas sales" increased 10% for the first three months of 1997. While both oil and natural gas production decreased slightly in 1997, higher net prices for both products offset this decrease. First quarter 1996 includes the results for the Bayou Sorrel Field which was sold effective September 1, 1996. First quarter 1997 includes results of operations for the Amoco properties which were purchased on October 8, 1996.

         Production. Natural gas production decreased 6% in 1997 from 2,318,000 Mcf in 1996 to 2,180,000 Mcf. While the loss of the Bayou Sorrel Field natural gas production was more than offset by the addition of the Amoco properties in 1997, a decrease in production from the West Delta Fields was the primary factor in the total decrease in gas production. The federal production from West Delta Block 58 was brought back on-line in March with the completion of a dual six inch, eight mile pipeline to the West Delta central processing facility, Tank Battery #3. This pipeline also allowed Tana Oil and Gas Corporation and Samedan Corporation to resume production from their wells, drilled on farm-outs from the Company, on which the Company receives overriding royalty revenue and fees for processing the oil and gas.

         Oil production decreased 15% in 1997 from 95,000 barrels in 1996 to 81,000 barrels. The sale of the Bayou Sorrel Field in 1996 decreased the Company's oil production. In the first quarter of 1996 the Bayou Sorrel Field produced 34,000 barrels. For the reasons explained above the West Delta federal oil production was also down in 1997. The Amoco acquisition provided 39,000 barrels of new oil production in first quarter 1997. On an Mcf equivalent basis, total oil and natural gas production decreased 8% in 1997.

         Prices. The reductions in production volumes were offset by higher net prices received in 1997. The 1997 hedge program reduced the net price received by only ($.02) per Mcf in 1997 compared to ($.43) per Mcf in 1996. The new hedge program allows the Company more participation in the increases in market prices for natural gas, while providing the price stability of no less than $1.80 per MMBtu in 1997 on over half of its natural gas production. The net gas price per Mcf in first quarter 1997 was $2.99 versus $2.47 per Mcf in 1996. Oil prices also increased in 1997 to $19.22 per barrel from $17.01 in 1996.

         "Lease operating expenses" increased 24% in 1997 in part due to an increase in West Delta operating expenses. The rebuilt platform, put back in service in October 1996 is continuing to be modified to work as efficiently as possible. Also, fees paid by others for processing oil and gas were only realized in March with the completion of the eight mile pipeline in West Delta. First quarter 1996 included a full quarter of the benefit of these processing fees. First quarter 1997 also includes the operating expenses of thirteen offshore blocks acquired from Amoco in October 1996. Several of the platforms included in that acquisition have required significant upgrades and repairs by a new operator.

         "Depletion, depreciation and amortization" increased 25% and from $.86 per Mcf equivalent in 1996 to $1.17 per Mcf equivalent in 1997, due to several factors. Downward engineering revisions from the Company's independent petroleum engineers, Ryder Scott Company, in the West Delta and East Breaks 110 Fields were a significant part of the increase. Also, $4,000,000 in capital expenditures made during 1996 to rebuild Tank Battery #3, the central processing facility for the West Delta Fields, increased the depletion cost per Mcf.

         "Production and ad valorem taxes" decreased 60% in 1997 to 1% of oil and natural gas sales from 3% of oil and natural gas sales in 1996. The decrease is due to the Company's shift to federal offshore waters from where there are no state severance taxes.

         "Exploration expenses" incurred in 1997 resulted from an option paid to participate in an exploratory well in the High Island Area, offshore Texas which was condemned before the well was drilled because of a dry hole drilled by another company on an adjacent block. There will be no further exploration expenses associated with this prospect.

         "Interest expense, net" increased 104% in 1997 due to the significant increase in borrowing levels in 1997. The average outstanding long-term debt in 1997 was $42,000,000 versus $21,000,000 in 1996. The increased debt level was due to the Amoco acquisition made in October 1996, for which $32,000,000 was paid in cash and financed with long-term debt. With the closing of a common share offering the Company prepaid $13,500,000 of subordinated debt and temporarily prepaid $8,500,000 on its revolving bank loan, ultimately to be used for property development and future acquisitions. The weighted average interest rate also increased due to the increased subordinated debt incurred in connection with the Amoco acquisition in October 1996. The weighted average rate increased from 8.5% in 1996 to 9.5% in 1997.

         The Financial Accounting Standards Board issued FASB Statement 128, "Earnings Per Share", in February 1997. FASB 128 modifies the way companies report earnings per share information. The Company will be required to adopt FASB 128 will materially affect earnings per share data previously reported.

PART II
                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27             Financial Data Schedule

         (b)      Reports on Form 8-K

                  January 29, 1997          Sale of the Bayou Sorrel Field

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, INC.

Date:May 15, 1997                          /s/Todd R.Bart
                                           -------------------------------------
                                           Todd R. Bart, Chief Financial Officer