Form 10-Q
period 1997-06-30
PANACO INC
filed 1997-08-15
CIK 882074

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997




         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26662


                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)


                   Delaware                                43 - 1593374
 (State or other jurisdiction of                (I.R.S. Employer Identification
    incorporation or organization)                         Number)

 1050 West Blue Ridge Boulevard, PANACO Building,
            Kansas City, Missouri                           64145-1216
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (816) 942 - 6300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___No _______ .

            20,382,087 shares of the registrant's $.01 par value Common Stock were outstanding at June 30, 1997.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                              PANACO, INC.
                                         Condensed Balance Sheets
                                              (Unaudited)

 ASSETS                                                               As of                      As of
                                                                  June 30, 1997            December 31, 1996
                                                             ------------------------   ------------------------
 CURRENT ASSETS
      Cash and cash equivalents                                           1,353,000                  1,736,000
      Accounts receivable                                                 6,030,000                  6,197,000
      Investment in common stock                                          1,701,000                  1,642,000
      Prepaid and other                                                     552,000                    424,000
                                                             ------------------------   ------------------------
         Total current assets                                             9,636,000                  9,999,000
                                                             ------------------------   ------------------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
      Oil and gas properties, proved                                     130,410,000                125,283,000
      Oil and gas properties, unproved                                     7,324,000                  7,128,000
      Less: accumulated depreciation, depletion,
         amortization and valuation allowances                           (87,374,000)               (81,871,000)
                                                             ------------------------   ------------------------
         Net oil and gas properties                                       50,360,000                 50,540,000
                                                             ------------------------   ------------------------

 PROPERTY, PLANT AND EQUIPMENT
      Pipelines and equipment                                             13,280,000                 10,534,000
      Less: accumulated depreciation                                        (806,000)                  (327,000)
                                                             ------------------------   ------------------------
         Net property, plant and equipment                                12,474,000                 10,207,000
                                                             ------------------------   ------------------------

 OTHER ASSETS
      Restricted deposits                                                  1,992,000                  2,115,000
      Loan costs, net                                                        127,000                    611,000
      Other                                                                  252,000                    296,000
                                                             ------------------------   ------------------------
         Total other assets                                                2,371,000                  3,022,000
                                                             ------------------------   ------------------------


 TOTAL ASSETS                                                  $          74,841,000      $          73,768,000
                                                             ========================   ========================

          The accompanying notes are an integral part of this statement

                                           PANACO, INC.
                                     Condensed Balance Sheets
                                           (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY                                             As of                        As of
                                                                              June 30, 1997              December 31, 1996
                                                                         ------------------------    -------------------------
 CURRENT LIABILITIES
      Accounts payable                                                                 5,770,000                    6,246,000
      Interest payable                                                                   263,000                      524,000
      Current portion of long-term debt                                                        -                            -
                                                                         ------------------------    -------------------------
         Total current liabilities                                                     6,033,000                    6,770,000
                                                                         ------------------------    -------------------------


 LONG-TERM DEBT                                                                       28,000,000                   49,500,000
                                                                         ------------------------    -------------------------


 STOCKHOLDERS' EQUITY
      Preferred Shares, $.01 par value,
         5,000,000 shares authorized; no
         shares issued and outstanding                                                        -                            -
      Common Shares,  $.01 par value,  40,000,000 shares authorized;  20,382,087
         and 14,350,255 shares issued and outstanding, respectively                     204,000                      143,000
      Additional paid-in capital                                                     53,593,000                   31,490,000
      Retained earnings (deficit)                                                   (12,989,000)                 (14,135,000)
                                                                         ------------------------    -------------------------
         Total stockholders' equity                                                   40,808,000                   17,498,000
                                                                         ------------------------    -------------------------






 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $          74,841,000       $           73,768,000
                                                                         ========================    =========================

          The accompanying notes are an integral part of this statement


                                                    PANACO, INC.
                                         Statements of Income (Operations)
                                         For the Six Months Ended June 30,
                                                    (Unaudited)
                                                                               1997                    1996
                                                                         ------------------      -------------------
 REVENUES
      Oil and natural gas sales                                             $   14,287,000           $   10,808,000

 COSTS AND EXPENSES
      Lease operating                                                            5,122,000                4,184,000

      Depletion, depreciation & amortization                                     6,184,000                3,812,000

      General and administrative                                                   389,000                  382,000

      Production and ad valorem taxes                                              174,000                  327,000

      Exploration expenses                                                          67,000                        -

      West Delta fire loss                                                               -                  500,000
                                                                         ------------------      -------------------
         Total                                                                  11,936,000                9,205,000
                                                                         ------------------      -------------------

 NET OPERATING INCOME                                                            2,351,000                1,603,000
                                                                         ------------------      -------------------

 OTHER INCOME (EXPENSE)
      Unrealized gain on investment in common stock                                60,000                        -
      Interest expense, net                                                    (1,265,000)                (902,000)
                                                                         ------------------      -------------------
         Total                                                                 (1,205,000)                (902,000)
                                                                         ------------------      -------------------

 NET INCOME BEFORE INCOME TAXES                                                  1,146,000                 701,000


 INCOME TAXES                                                                            -                       -
                                                                         ------------------      -------------------

 NET INCOME                                                                $     1,146,000          $       701,000
                                                                         ==================      ===================


 Net income per share                                                      $          0.07          $           0.06
                                                                         ==================      ===================

          The accompanying notes are an integral part of this statement

                                                   PANACO, INC.
                                         Statements of Income (Operations)
                                        For the Three Months Ended June 30,
                                                    (Unaudited)
                                                                                1997                    1996
                                                                         ------------------      -------------------
 REVENUES
      Oil and natural gas sales                                            $     6,220,000          $     3,469,000

 COSTS AND EXPENSES
      Lease operating                                                            2,210,000                1,829,000

      Depletion, depreciation & amortization                                     3,072,000                1,326,000

      General and administrative                                                   191,000                  197,000

      Production and ad valorem taxes                                               89,000                  116,000

      Exploration expenses                                                               -                        -

      West Delta fire loss                                                               -                  500,000
                                                                         ------------------      -------------------
         Total                                                                   5,562,000                3,968,000
                                                                         ------------------      -------------------

 NET OPERATING INCOME (LOSS)                                                       658,000                 (499,000)
                                                                         ------------------      -------------------

 OTHER INCOME (EXPENSE)
      Interest expense, net                                                      (344,000)                 (450,000)
                                                                         ------------------      -------------------
         Total                                                                   (344,000)                 (450,000)
                                                                         ------------------      -------------------

 NET INCOME (LOSS) BEFORE INCOME TAXES                                             314,000                 (949,000)

 INCOME TAXES                                                                            -                        -
                                                                         ------------------      -------------------

 NET INCOME (LOSS)                                                         $       314,000         $      (949,000)
                                                                         ==================      ===================


 Net income (loss) per share                                               $          0.02         $         (0.08)
                                                                         ==================      ===================

          The accompanying notes are an integral part of this statement

                                                      PANACO, INC.
                                      Statement of Changes in Stockholders' Equity
                                                      (Unaudited)
                                                                                     Amount ($)
                                                Number of                             Additional           Retained
                                                 Common              Common             Paid-in            Earnings
                                                 Shares              Stock              Capital            (Deficit)
                                            -----------------   ----------------   -----------------   -----------------

 Balances, December 31, 1996                      14,350,255       $    143,000        $ 31,490,000       $(14,135,000)


 Net Income                                                -                  -                   -          1,146,000


 Common shares issued - Offering                   6,000,000             60,000          21,954,000                  -


 Common shares issued - ESOP
 contribution and stock bonuses                       31,832              1,000             149,000                  -
                                            -----------------   ----------------   -----------------   -----------------

 Balance, June 30, 1997                           20,382,087        $   204,000        $ 53,593,000       $(12,989,000)
                                            =================   ================   =================   =================

          The accompanying notes are an integral part of this statement

                                                      PANACO, INC.
                                                Statement of Cash Flows
                                               Six Months Ended June 30,
                                                      (Unaudited)
                                                                                      1997                 1996
                                                                                 -----------------    -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                    $   1,146,000       $      701,000
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depletion, depreciation and amortization                                       6,184,000            3,812,000
         Unrealized gain on investment in common stock                                    (60,000)                   -
         Other, net                                                                        16,000                    -
         Changes in operating assets and liabilities:
             Accounts receivable                                                          167,000              473,000
             Prepaid and other                                                            400,000              (41,000)
             Accounts payable                                                            (476,000)           2,365,000
             Interest payable                                                            (261,000)              78,000
                                                                                 -----------------    -----------------
                         Net cash provided by operating activities                      7,116,000            7,388,000
                                                                                 -----------------    -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of oil and gas properties                                                    24,000                    -
         Capital expenditures and acquisitions                                         (8,160,000)          (3,440,000)
         Decrease/(increase) in restricted deposits                                       123,000           (1,735,000)
                                                                                 -----------------    -----------------
                         Net cash used by investing activities                         (8,013,000)          (5,175,000)
                                                                                 -----------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
         Common stock offering proceeds, net                                           22,014,000                    -
         Long-term debt proceeds                                                        4,500,000                    -
         Repayment of long-term debt                                                  (26,000,000)          (4,000,000)
         Issuance of common stock-exercise of warrants                                          -            1,837,000
                                                                                 -----------------    -----------------
                         Net cash used by financing activities                            514,000           (2,163,000)
                                                                                 -----------------    -----------------

 NET INCREASE (DECREASE) IN CASH                                                         (383,000)              50,000

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         1,736,000            1,198,000
                                                                                 -----------------    -----------------

 CASH AND CASH EQUIVALENTS AT JUNE 30                                               $   1,353,000        $   1,248,000
                                                                                 =================    =================

          The accompanying notes are an integral part of this statement

                                  PANACO, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations and changes in stockholder's equity and cash flows for the periods ended June 30, 1997 and 1996. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

Note 2 - OIL AND GAS PROPERTIES AND PIPELINES AND EQUIPMENT

       The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Interest on unproved properties is capitalized based on the carrying amount of the properties. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. The carrying amounts of proven and unproved properties are reviewed periodically on a property-by-property basis, based on future net cash flows determined by an independent engineering firm, with an impairment reserve provided if conditions warrant.

       Pipelines and equipment are carried at cost. Oil and natural gas pipelines are depreciated on the straight-line method over the useful lives of fifteen years. Other property is also depreciated on the straight-line method over the useful lives, which range from five to seven years.

Note 3 - CASH FLOW INFORMATION

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of six months or less to be cash equivalents. Cash payments for interest, net of capitalized interest, totaled $1,526,000 and $744,000 for the first six months of 1997 and 1996, respectively.

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

Note 5 - INVESTMENT IN COMMON STOCK

         In connection with the sale of the Bayou Sorrel Field to National Energy Group, Inc. in 1996, the Company received 477,612 shares of National
Energy Group, Inc. common stock. The Company has classified this asset as a trading security. At June 30, 1997 the estimated market value of the stock was $1,701,000, with an unrealized gain of $60,000 recognized in the first three months of 1997 to reflect the increase in market value from December 31, 1996. Subsequent to June 30, the shares of National Energy Group, Inc. common stock have been sold with no significant gain or loss being realized.

Note 6 - NET INCOME PER SHARE

         The net income per share for the six months ended June 30, 1997 and 1996 has been calculated based on 18,247,926 and 12,206,886 weighted average shares outstanding, respectively and 20,382,087 and 12,345,361 for the three months ended June 30, 1997 and 1996, respectively. Weighted average shares outstanding are the only shares included in this calculation. The Company does not present a fully diluted earnings per share amount as options and warrants outstanding at June 30, 1997 do not dilute per share amounts by 3% or more and the shares issuable upon conversion of the 1996 Convertible Subordinated Notes are not considered common stock equivalents and are also anti-dilutive.

         The Financial Accounting Standards Board issued FASB Statement 128, "Earnings Per Share", in February 1997. FASB 128 modifies the way companies report earnings per share information. The Company will be required to adopt FASB 128 for the year ending December 31, 1997. All prior periods will be restated to conform with the statement. The Company does not believe that adoption of FASB 128 will materially affect earnings per share data previously reported.

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


Proved developed and undeveloped reserves            Oil                 Gas
                                                    (Bbls)              (Mcf)

December 31, 1996                                2,239,000           41,446,000
Purchase of minerals-in-place                          -0-                  -0-
Production                                       (188,000)          (4,421,000)
Revisions of previous estimates                        -0-                  -0-
                                         -----------------    -----------------
Estimated reserves at June 30, 1997              2,051,000          37,025,000
                                              ============         ===========

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since June 30, 1997 other than the acquisition of the Goldking Companies, Inc., see Note 9-Subsequent Events. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

Note 8 - INCOME TAXES

         The Company has not recorded an income tax provision due to net operating loss carryforwards for federal income tax purposes of $16,000,000 at December 31, 1996 which are available to offset future federal taxable income through 2011.

Note 9 - SUBSEQUENT EVENTS

         On July 31, the Company completed its acquisition of Goldking Companies, Inc., for a combination of cash, notes, 3,238,930 PANACO Common Shares and the assumption of liabilities. The acquisition will be accounted for as a purchase. With the acquisition PANACO obtains over 50 Bcf equivalent of oil and natural gas reserves, a sizable and attractive portfolio of exploration, development projects and 3-D seismic data and a seasoned staff of oil and gas professionals experienced in Gulf Coast operations.

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

         On October 8, 1996 the Company amended its Bank Facility with First Union National Bank of North Carolina (60%) and Banque Paribas (40%). The loan is a reducing revolver designed to provide up to $40,000,000 depending on the borrowing base, as determined by the lenders. The borrowing base on July 31, 1997 was $30,000,000. At June 30, 1997 the Company had $19,500,000 outstanding under the loan. The principal amount of the loan is due July 1, 1999. However, at no time may the Company have outstanding borrowings under the Bank Facility in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. Management feels that this Bank Facility greatly facilitates its ability to make necessary capital expenditures to maintain and improve production from its properties and makes available to the Company additional funds for future acquisitions.

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

         (c) 1996 Tranche B Bridge Loan Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time. These Notes were prepaid on March 6, 1997 with a portion of the proceeds of the common share offering.

         The product prices received by the Company, net of the impact of hedge transactions discussed below, averaged $2.47 per Mcf for natural gas and $17.96 per barrel for oil for the six months ended June 30, 1997. Cash flow is currently being used for capital expenditures, reduce liabilities and to pay general and administrative overhead. Starting in 1997 the Company's natural gas hedge transactions are based upon published gas pipeline index prices instead of the NYMEX. This change has mitigated the risk of price differences due to transportation. In 1997, 14,000 MMBtu per day has been hedged, reducing to 10,000 MMBtu per day in 1998 and 7,000 MMBtu per day in 1999. The Company is hedging at a swap price of $1.80 per MMBtu for 1997 with varying levels of participation (93% in January to 40% in September ) in settlement prices above the $1.80 per MMBtu swap price level. In 1997 the Company has also hedged its oil prices by selling the equivalent of 720 barrels of oil per day at $20.00, with a 60% participation in prices above the $20.00 swap price level. Management has generally used hedge transactions to protect its cash flows when the Company's levels of long-term debt have been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a swap contract relates.

         At June 30, 1997, 84% of the Company's total assets were represented by oil and gas properties and pipelines and equipment, net of depreciation, depletion and amortization.

         In 1991 certain lenders received a net profits interest (NPI) in the West Delta properties. During the six months ended June 30, 1997, payments with respect to this NPI totaled $190,000.

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

         Through the six months ended June 30, 1997 the Company had spent $8,093,000 in capital expenditures, approximately $2 million of which was for the completion of oil and gas pipelines in the West Delta Fields and the remainder was primarily for development of its oil and gas properties. Through June 30, 1996 the Company had raised $1,837,000 in equity as a result of the exercise of warrants. On March 5, 1997 the Company completed an offering of 8,403,305 common shares at $4.00 per share, $3.728 net of the underwriter's commission. The offering consisted of 6,000,000 shares sold by the Company, from which it received $22,000,000. The Company's proceeds were used to prepay $13,500,000 of its 12% subordinated debt and the remaining was temporarily paid on the Company's revolving bank loan and will ultimately be used for the development of its properties and for future acquisitions.


Results of Operations

For the six months ended June 30, 1997 and 1996:

         "Oil and natural gas sales" increased 32% for the first six months of 1997. Significant increases in both natural gas and oil production were the primary factor in the increase in revenues. The former Amoco properties, acquired in October 1996 coupled with the resumption of production from the West Delta fields have combined to outweigh the sale of the Bayou Sorrel Field in September 1996. The Company's development program on the former Amoco properties has increased production from those fields steadily since the acquisition in October.

         Production. Natural gas production increased 21% to 4,421,000 Mcf in 1997 from 3,666,000 Mcf in 1996. Oil production increased 25% in 1997 to 188,000 barrels, from 151,000 barrels in 1996. Results for 1997 include production from the former Amoco properties, purchased in October 1996. Results for 1997 also include increased production from the West Delta Fields, which were shut-in from April 24, 1996 until October 1996. They do not include production from the Bayou Sorrel Field which was sold September 1, 1996. Bayou Sorrel was primarily an oil field and produced only a small amount of gas in 1996.

         In March, 1997 the federal production from the West Delta Block 58 was brought back on-line for the first time since April 1996 with the completion of a dual six inch, eight mile pipeline to the West Delta central processing facility, Tank Battery #3. This pipeline also allowed Tana Oil and Gas
Corporation and Samedan Corporation to resume production from their wells, drilled on farm-outs from the Company, on which the Company receives overriding royalty revenue and fees for processing the oil and gas.

         Prices. Natural gas prices, net of the impacts of hedging transactions, increased from $2.21 per Mcf in 1996 to $2.47 in 1997. The 1997 natural gas hedge program had the effect of reducing gas prices by only ($.03) per Mcf in 1997, compared to ($.52) per Mcf in 1996. The 1997 hedge program allows the Company more participation in increases in market prices for natural gas, while providing the price stability of no less than $1.80 per MMBtu in 1997 on 14,000 MMBtu per day in 1997. Oil prices remained relatively flat in 1997 at $17.96 per barrel, compared to $17.92 per barrel in 1996.

         "Lease operating expenses" increased $938,000, or 22% in 1997 with the addition of interests in thirteen offshore blocks acquired in October 1996. As a percent of revenues, lease operating expenses decreased to 36% in 1997 from 39% in 1996.

         "Depletion, depreciation and amortization" increased $2,372,000, or 62% also in part due to the purchase of the former Amoco properties in October 1996. The amount per Mcf equivalent also increased from $.86 in 1996 to $1.11 in 1997, due to several factors. Downward engineering revisions by the Company's independent petroleum engineers, Ryder Scott Company, in the West Delta and East Breaks 110 Fields at year-end 1996 were a significant part of the increase. Also, $4,000,000 in capital expenditures made during 1996 to rebuild Tank Battery #3, the central processing facility for the West Delta Fields, increased the depletion cost per Mcf.

         "Production and ad valorem taxes" decreased 62% in 1997 to 1% of oil and natural gas sales from 3% of oil and natural gas sales in 1996. The decrease is due to the Company's shift to federal offshore waters where there are no state severance taxes.

         "Exploration expenses" incurred in 1997 resulted from an option paid to participate in an exploratory well in the High Island Area, offshore Texas which was condemned before the well was drilled because of a dry hole drilled by another company on an adjacent block. There will be no further exploration expenses associated with this prospect.

         "Interest expense, net" increased 40% in 1997 primarily due to the increased average borrowing levels in 1997 and partially due to an increased weighted average interest rate incurred in 1997, partially offset by an increase in interest capitalized. The average borrowing level increased to $34,000,000 in 1997 from $20,000,000 in 1996 as a result of the Amoco acquisition in October 1996. On March 6, 1997 the proceeds from a common stock offering reduced subordinated debt by $13,500,000 and temporarily reduced bank facility debt by $8,500,000. The weighted average borrowing rate in 1997 increased from 8.6% in 1996 to 9.2% in 1997. The increase is due to an increased percentage of borrowing under subordinated debt agreements, bearing interest at 12%, also a result of the Amoco acquisition in October 1996. In connection with this acquisition, $17,000,000 was borrowed as subordinated debt, $8,500,000 of which was prepaid in March 1997. In the 1996 period, only $5,000,000 of the outstanding debt was borrowed under these subordinated facilities.

         "Gain on investment in common stock" is the change in the estimated market value of the Company's 477,612 shares of National Energy Group, Inc. common stock since year-end 1996.

For the three months ended June 30, 1997 and 1996:

         "Oil and natural gas sales" increased 79% in 1997. Significant increases in both natural gas and oil production were the primary factor in the increase in revenues. The former Amoco properties, acquired in October 1996 coupled with the resumption of production from the West Delta fields have combined to outweigh the sale of the Bayou Sorrel Field in September 1996. The Company's development program on the former Amoco properties has increased production from those fields steadily since the acquisition in October.

         Production. Natural gas production increased 74% to 2,246,000 Mcf in 1997 from 1,287,000 Mcf in 1996. Oil production increased 94% in 1997 to 108,000 barrels, from 56,000 barrels in 1996. Results for 1997 include production from the former Amoco properties, purchased in October 1996. Results for 1997 also include increased production from the West Delta Fields, which were shut-in from April 24, 1996 until October 1996. They do not include production from the Bayou Sorrel Field which was sold September 1, 1996. Bayou Sorrel was primarily an oil field and produced only a small amount of gas in 1996.

         In March, 1997 the federal production from the West Delta Block 58 was brought back on-line for the first time since April 1996 with the completion of a dual six inch, eight mile pipeline to the West Delta central processing facility, Tank Battery #3. This pipeline also allowed Tana Oil and Gas
Corporation and Samedan Corporation to resume production from their wells, drilled on farm-outs from the Company, on which the Company receives overriding royalty revenue and fees for processing the oil and gas.

         Prices. Natural gas prices, net of the impacts of hedging, increased from $1.84 per Mcf in 1996 to $1.95 in 1997. The 1997 natural gas hedge program had the effect of reducing gas prices by only ($.06) per Mcf in 1997, compared to ($.72) per Mcf in 1996. The 1997 hedge program allows the Company more participation in increases in market prices for natural gas, while providing the price stability of no less than $1.80 per MMBtu in 1997 on 14,000 MMBtu per day in 1997. Oil prices decreased in 1997 to $17.03 per barrel, from $19.73 per barrel in 1996.

         "Lease operating expenses" increased $381,000, or 21% in 1997 with the addition of interests in thirteen offshore blocks acquired in October 1996. As a percent of revenues, lease operating expenses decreased to 36% in 1997 from 53% in 1996.

         "Depletion, depreciation and amortization" increased $1,746,000, or 132%, primarily due to the substantial increase in production in 1997 a large part of which is from the purchase of the former Amoco properties in October 1996. The amount per Mcf equivalent also increased from $.86 in 1996 to $1.11 in 1997, due to several factors. Downward engineering revisions by the Company's independent petroleum engineers, Ryder Scott Company, in the West Delta and East Breaks 110 Fields at year-end 1996 were a significant part of the increase. Also, $4,000,000 in capital expenditures made during 1996 to rebuild Tank Battery #3, the central processing facility for the West Delta Fields, increased the depletion cost per Mcf.

         "Production and ad valorem taxes" decreased 23% in 1997 to 1% of oil and natural gas sales from 3% of oil and natural gas sales in 1996. The decrease is due to the Company's shift to federal offshore waters from where there are no state severance taxes.

         "Interest expense, net" decreased 24% in 1997 as a result of interest capitalized on the Company's unproved properties balances in 1997. The Company follows the practice of capitalizing the interest on unproved property amounts as a part of accounting for its oil and gas properties. There were no unproved oil and gas properties in 1996. Average borrowing levels were $27,000,000 in 1997 compared with $19,000,000 in 1996. The increase in average borrowing levels was somewhat offset by a decrease in the weighted average interest from 8.9% in 1996 to 8.7% in 1997.

PART II
                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27                    Financial Data Schedule


                  10.19 Form of Executive Officer and Director Indemnification Agreement

         (b)      Reports on Form 8-K

                  January 29, 1997      Sale of the Bayou Sorrel Field

                  August 15, 1997       Purchase of Goldking Companies, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, INC.
Date:  August 15, 1997                     /s/Todd R.Bart
     --------------------                  -------------------------------------
                                           Todd R. Bart, Chief Financial Officer

Exhibit 10.19
                            INDEMNIFICATION AGREEMENT

         THIS  AGREEMENT is made and entered  into this 15th day of July,  1997,
between   Panaco,   Inc.,   a   Delaware   corporation   ("Corporation"),    and
___________________ ________________________________________ ("Indemnitee").

         WITNESSETH:

     WHEREAS, Indemnitee is a member of the board of directors of the Corporation and as such is performing a valuable service for the Corporation; and

     WHEREAS, although Indemnitee has certain rights to indemnification under the Bylaws and Certificate of Incorporation of the Corporation, such Bylaws and Certificate of Incorporation specifically provide that they are not exclusive and thereby contemplate that the Corporation may enter into agreements with its officers and directors; and

     WHEREAS, the Corporation and Indemnitee desire to enter into this Agreement to provide to Indemnitee additional rights to indemnification in consideration of Indemnitee's continued service to the Corporation as a director;

         NOW, THEREFORE, in consideration of Indemnitee's continued service as a director of the Corporation after the date hereof and for and in consideration of the premises and the covenants contained herein, the Corporation and Indemnitee do hereby promise and agree as follows:

     1. Indemnification. The Corporation hereby agrees to hold harmless and indemnify Indemnitee to the fullest extent permitted by Section 145, Title 8 of the Delaware Code, as in effect on the date of the execution of this Agreement and as it may hereafter be amended, or any other statutory provision permitting or authorizing such indemnification which is adopted subsequent to the execution of this Agreement.

     2. Maintenance of Insurance. So long as Indemnitee shall continue to serve as a director of the Corporation (or shall continue at the request of the Corporation or on behalf of the Corporation to serve as a director, officer, employee or agent of any Other Enterprise) and thereafter so long as Indemnitee shall be subject to any possible claim or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, investigative or appellate by reason of the fact that Indemnitee is or was a director of the Corporation (or is or was serving in any of said other capacities at the request of the Corporation), the Corporation shall maintain director liability insurance. Such insurance may be terminated if, in the business judgment of the board of directors of the Corporation as it may exist from time to time, both (a) the premium cost for such insurance is unreasonable, and (b) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit provided by such director liability insurance.

     3. Additional Indemnification. Subject only to the provisions in Sections 4, 5, 6 and 7 of this Agreement, the Corporation hereby further agrees to hold harmless and indemnify Indemnitee:

         (a) Against any and all liabilities and expenses, including without limitation, judgments, amounts paid in settlement (provided that such settlement and all amounts paid in connection therewith are approved in advance by the Corporation, which approval shall not be unreasonably withheld), attorneys' fees, ERISA excise taxes or penalties, fines and other expenses actually and reasonably incurred by Indemnitee in connection with any threatened, pending or completed action, suit or proceeding (including without limitation the investigation, defense, settlement or appear of such action, suit or proceeding), whether civil, criminal, administrative, investigative or appellate (including an action by or in the right of the Corporation) to which Indemnitee is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that Indemnitee is, was or at any time becomes a director of the Corporation, or is or was serving at the request of the Corporation as a director, officer, agent or employee of any Other Enterprise; and

         (b) Otherwise to the fullest extent as may be provided to Indemnitee by the Corporation pursuant to the provisions of Article Twelfth of the Corporation's Certificate of Incorporation, any relevant by-law, and subsection
(f) of Section 145, Title 8 of the Delaware Code relating to indemnification.

     4. Limitations on Additional Indemnification (a) The Corporation will not hold Indemnitee harmless or provide indemnification pursuant to Section 3 hereof:

     (1) except to the extent that the aggregate amount of losses to be indemnified thereunder exceeds the amount of such losses for which Indemnitee is indemnified either pursuant to (i) the Corporation's Certificate of Incorporation, Bylaws, vote of stockholders or disinterested directors or other agreement, (ii) Sections 1 or 2 hereof, (iii) pursuant to any director liability insurance purchased and maintained on behalf of Indemnitee by the Corporation, or (iv) otherwise than pursuant to this Agreement;

     (2) in respect of remuneration paid to Indemnitee if it shall be determined by a final judgment or other final adjudication that such remuneration was in violation of law;

     (3) on account of any suit for an accounting of profits made from the purchase or sale by Indemnitee of securities of the Corporation pursuant to
Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local law;

     (4) on account of Indemnitee's conduct which is finally adjudged by a court to have been knowingly fraudulent, deliberately dishonest or willful misconduct; or
     (5) if a final adjudication by a court having jurisdiction in the matter shall determine that such indemnification is not lawful.

         (b) Notwithstanding any other provisions of this Agreement, if the Indemnitee is or was serving as a director of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of any Other Enterprise, and has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 3 of this Agreement (including the dismissal of any such action, suit or proceeding without prejudice), or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith to the extent he has not been fully indemnified therefor otherwise than pursuant to this Agreement.

     5. Advancement of Expenses. Expenses (including attorneys' fees) actually and reasonably incurred by an Indemnitee who may be entitled to indemnification hereunder in defending an action, suit or proceeding, whether civil, criminal, administrative, investigative or appellate, shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such Indemnitee to repay such amount if it shall ultimately be determined that the Indemnitee is not entitled to indemnification by the Corporation. Notwithstanding the foregoing, no advance shall be made by the Corporation if a determination is reasonably and promptly made by (a) the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding from which the advancement is requested, or (b) if a quorum is not obtainable, or even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (c) by the stockholders, that, based upon the facts known to the Board, counsel or stockholders at the time such determination is made, such Indemnitee acted in bad faith and in a manner that such Indemnitee did not believe to be in or not opposed to the best interest of the Corporation, or, with respect to any criminal proceeding, that such Indemnitee believed or had reasonable cause to believe his conduct was unlawful. In no event shall any advance be made in instances where the board, stockholders or independent legal counsel reasonably determines that such Indemnitee deliberately breached his duty to the Corporation or its stockholders.

     6. Notification and Defense of Claim. Promptly after receipt by Indemnitee of notice of the commencement of any action, suit or proceeding, Indemnitee will, if a claim in respect thereof is to be made against the Corporation under this Agreement, notify the Corporation of the commencement thereof; but the omission so to notify the Corporation will not relieve it from any liability which it may have to Indemnitee otherwise than under this Agreement. With respect to any such action, suit or proceeding as to which Indemnitee notifies the Corporation of the commencement thereof:

     (a) The Corporation will be entitled to participate therein at its own expense;

     (b) Except as otherwise provided below, to the extent that it may wish, the Corporation jointly with any other indemnifying party similarly notified will be entitled to assume the defense "hereof, with counsel satisfactory to Indemnitee. After notice from the Corporation to Indemnitee of its election so to assume the defense thereof, the Corporation will not be liable to Indemnitee under this Agreement for any legal or other expenses subsequently incurred by Indemnitee in connection with the defense thereof other than reasonable costs of investigation or as otherwise provided below. Indemnitee shall have the right to employ its own counsel in such action, suit or proceeding but the fees and expenses of such counsel incurred after notice from the Corporation of its assumption of the defense thereof shall be at the expense of Indemnitee unless (i) the employment of counsel by Indemnitee has been authorized by the Corporation, (ii) Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Corporation and Indemnitee in the conduct of the defense of such action, or
(iii) the Corporation shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel shall be at the expense of the Corporation. The Corporation shall not be entitled to assume the defense of any action, suit or proceeding brought by or on behalf of the Corporation or as to which Indemnitee shall have made the conclusion provided for in (ii) above; and

     (c) The Corporation shall not be liable to indemnify Indemnitee under this Agreement for any amounts paid in settlement of any action or claim effected without its prior written consent. The Corporation shall not settle any action or claim in any manner which would impose any penalty or limitation on Indemnitee without Indemnitee's written consent. Neither the Corporation nor Indemnitee will unreasonably withhold their consent to any proposed settlement.

     7. Determination of Right to Indemnification. Prior to indemnifying an Indemnitee pursuant to this Agreement, unless ordered by a court, the Corporation shall determine that such Indemnitee is entitled thereto under the terms of this Agreement. Any determination that a person shall or shall not be indemnified under this Agreement shall be made by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding, or if such quorum is not obtainable, or even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion or by the stockholders, and such determination shall be final and binding upon the Corporation; provided, however, that in the event such determination is adverse to the Indemnitee, such Indemnitee shall have the right to maintain an action in any court of competent jurisdiction against the Corporation to determine whether or not such Indemnitee is entitled to such indemnification hereunder. If such court action is successful and the Indemnitee is determined to be entitled to such indemnification, such Indemnitee shall be reimbursed by the Corporation for all fees and expenses (including attorneys' fees) actually and reasonably incurred in connection with any such action (including without limitation the investigation, defense, settlement or appeal of such action). This Agreement shall be applicable to any claim asserted after the date hereof whether such claim arises from acts or omissions occurring before or after the date hereof.

     8. Certain Definitions. For purposes of this Agreement, references to "Other Enterprise" shall include without limitation any other corporation, partnership, joint venture, trust or employee benefit plan; references to "fine" or "fines" shall include any excise taxes assessed on Indemnitee with respect to any employee benefit plan; references to "defense" shall include investigations of any action, suit or proceeding as well as appeals in any threatened, pending or completed action, suit or proceeding and shall also include any defensive assertion of a cross claim or counterclaim; and references to "serving at the request of the Corporation" shall include any service as a director of the Corporation which imposes duties on, or involves services by, Indemnitee with respect to an employee benefit plan, its participants or beneficiaries; and if Indemnitee acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan he shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Agreement. For the purpose of this Agreement, unless the board of directors of the Corporation shall determine otherwise, any Indemnitee who shall serve as an officer or director of any Other Enterprise of which the Corporation, directly or indirectly, is a stockholder or creditor, or in which the Corporation is in any way interested, shall be presumed to be serving as such director or officer at the request of the Corporation. In all other instances where any Indemnitee shall serve as a director, officer, employee or agent of an Other Enterprise, if it is not otherwise established that such Indemnitee is or was serving as such director, officer, employee or agent at the request of the Corporation, the board of directors of the Corporation shall determine whether such Indemnitee is or was serving at the request of the Corporation, and it shall not be necessary to show any actual or prior request for such service, which determination shall be final and binding on the Corporation and the Indemnitee seeking indemnification.

     9. Continuation and Enforcement of Indemnification.

         (a) The Corporation expressly confirms and agrees that it has entered into this Agreement and assumes the obligations imposed on the Corporation hereby in order to induce Indemnitee to continue as a director of the Corporation and acknowledges that Indemnitee is relying upon this Agreement in continuing in such capacity. The rights to indemnification and advancement of expenses created by or provided pursuant to this Agreement are bargained-for conditions of Indemnitee's acceptance and/or maintenance of his election or appointment as a director of the Corporation and such rights shall continue after Indemnitee has ceased to be a director of the Corporation or a director, officer, employee or agent of any Other enterprise and shall inure to the benefit of Indemnitee's heirs, executors, administrators and estate.

         (b) Indemnitee expressly confirms and agrees that under no circumstances shall the language or any of the promises and covenants contained in this Agreement be construed or interpreted as creating a contract of employment.

         (c) To the fullest extent permitted by the laws of the State of Delaware, Indemnitee shall have the right to maintain an action in any court of competent jurisdiction to enforce and/or recover damages for breech of the rights to indemnification created by or provided pursuant to the terms of this Agreement. If such court action is successful, Indemnitee shall be reimbursed by the Corporation for all fees and expenses (including attorneys' fees) actually and reasonably incurred in connection with such action (including without limitation the investigation, defense, settlement or appeal of such action).

     10. Non-Exclusivity. The right to indemnification pursuant to this Agreement shall not be deemed exclusive of any other rights of indemnification to which Indemnitee may be entitled under any statute, other agreement, the Certificate of Incorporation, Bylaws, pursuant to a vote of stockholders or disinterested directors, insurance policy or otherwise, both as to actions in his official capacity and as to action in another capacity while holding his directorship, and shall not limit in any way any right the Corporation may have to create additional or independent or supplementary obligations to indemnify Indemnitee.

     11. Severability. Each of the provisions of this Agreement is a separate and distinct agreement independent of the others, and if any provision of this Agreement or the application of any provision hereof to any person or circumstance is held invalid, illegal or unenforceable by a court for any reason whatsoever, the remaining provisions of this Agreement and the application of such provision to other persons or circumstances shall not be affected thereby. The parties hereto expressly agree that any provision hereof held invalid, illegal or unenforceable shall be construed and modified by the court finding such provision invalid, illegal or unenforceable to the extent necessary so as to render such provision valid and enforceable as against all persons or entities and to provide the maximum possible protection to the person subject to indemnification hereunder within the bounds of validity, legality and enforceability. Without limiting the generality of the foregoing, if the Indemnitee is entitled to indemnification under this Agreement by the Corporation for some or a portion of the judgments, amounts paid in settlement, attorneys' fees, ERISA excise taxes or penalties, fines or other expenses actually and reasonably incurred by the Indemnitee in connection with any threatened, pending or completed action, suit or proceeding (including without limitation, the investigation, defense, settlement or appeal of such action, suit or proceeding), whether civil, criminal, administrative, investigative or appellate, but not, however, for all of the total amount thereof, the Corporation shall nevertheless indemnify the Indemnitee for the portion thereof to which such person is entitled.

     12. Governing Law. This Agreement shall be governed, interpreted and construed in accordance with the laws of the State of Delaware without regard to any of its conflict of law rules.

     13. Modification; Survival. This Agreement constitutes the entire agreement of the parties relating to the subject matter hereof and no amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by both parties hereto. The provisions of this Agreement shall survive the termination of Indemnitee's service as a director and/or officer of the Corporation with respect to actions, suits or proceedings brought or instituted in respect of any action taken or the failure to take any action occurring prior to such termination of service.

         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement and affixed their signatures hereto as of the date first above written.


                                        ___________________________, Indemnitee


                                        PANACO, INC.


                                       By:
                                     Title: