Form 10-Q
period 1997-09-30
PANACO INC
filed 1997-11-17
CIK 882074

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

                For the quarterly period ended September 30, 1997




         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26662


                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                      43 - 1593374
         (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)              Identification Number)

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



     23,711,017 shares of the registrant's $.01 par value Common Stock were outstanding at September 30, 1997.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                          PANACO, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)



 ASSETS                                                As of                      As of
                                                   September 30, 1997         December 31, 1996
                                                ------------------------   ------------------------
 CURRENT ASSETS
      Cash and cash equivalents                        $      1,329,000                  1,736,000

      Accounts receivable                                     7,891,000                  6,197,000

      Investment in common stock                                 62,000                  1,642,000

      Prepaid and other                                         507,000                    424,000
                                                ------------------------   ------------------------
         Total current assets                                 9,789,000                  9,999,000
                                                ------------------------   ------------------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
      Oil and gas properties, proved                        180,979,000                125,283,000

      Oil and gas properties, unproved                       13,487,000                  7,128,000

      Less: accumulated depreciation, depletion,
         amortization and valuation allowances              (91,373,000)               (81,871,000)
                                                ------------------------   ------------------------
         Net oil and gas properties                         103,093,000                 50,540,000
                                                ------------------------   ------------------------

 PROPERTY, PLANT AND EQUIPMENT
      Pipelines and equipment                              14,617,000                   10,534,000

      Less: accumulated depreciation                       (1,101,000)                    (327,000)
                                                ------------------------   ------------------------
         Net property, plant and equipment                   13,516,000                 10,207,000
                                                ------------------------   ------------------------

 OTHER ASSETS
      Restricted deposits                                    2,050,000                  2,115,000

     Loan costs, net                                            87,000                    611,000

      Other                                                    779,000                    296,000
                                                ------------------------   ------------------------
         Total other assets                                  2,916,000                  3,022,000
                                                ------------------------   ------------------------

 TOTAL ASSETS                                      $       129,314,000      $          73,768,000
                                                ========================   ========================


        The accompanying notes are an intergral part of this statement.



                          PANACO, Inc. and Subsudiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)



 LIABILITIES AND STOCKHOLDERS' EQUITY                                             As of                        As of
                                                                            September 30, 1997           December 31, 1996
                                                                         ------------------------    -------------------------
 CURRENT LIABILITIES
      Accounts payable                                                     $          15,935,000       $            6,246,000

      Interest payable                                                                   651,000                      524,000

      Current portion of long-term debt                                                1,158,000                            -
                                                                         ------------------------    -------------------------
         Total current liabilities                                                    17,744,000                    6,770,000
                                                                         ------------------------    -------------------------

 LONG-TERM DEBT                                                                       56,002,000                   49,500,000
                                                                         ------------------------    -------------------------


 STOCKHOLDERS' EQUITY
      Preferred Shares, $.01 par value,
         5,000,000 shares authorized; no
         shares issued and outstanding                                                         -                            -

      Common Shares,  $.01 par value,  40,000,000 shares authorized;  23,711,017
         and 14,350,255 shares issued and outstanding, respectively                      237,000                      143,000

     Additional paid-in capital                                                       68,135,000                   31,490,000

     Retained earnings(deficit)                                                      (12,804,000)                 (14,135,000)
                                                                         ------------------------    -------------------------
         Total stockholders' equity                                                   55,568,000                   17,498,000
                                                                         ------------------------    -------------------------




 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        129,314,000       $           73,768,000
                                                                         ========================    =========================



        The accompanying notes are an intergral part of this statement.





                          PANACO, Inc. and Subsidiaries
                 Consolidated Statements of Income (Operations)
                     For the Nine Months Ended September 30,
                                   (Unaudited)



                                                        1997                     1996
                                                 -------------------      -------------------
 REVENUES
      Oil and natural gas sales                      $   23,434,000           $   13,257,000

 COSTS AND EXPENSES
      Lease operating                                     8,010,000                6,045,000
      Depletion, depreciation & amortization             10,568,000                4,981,000
      General and administrative                            999,000                  573,000
      Production and ad valorem taxes                       329,000                  429,000
      Exploration expenses                                   67,000                        -
      West Delta fire loss                                        -                  500,000
                                                 -------------------      -------------------
         Total                                           19,973,000               12,528,000
                                                 -------------------      -------------------

 NET OPERATING INCOME                                     3,461,000                  729,000
                                                 -------------------      -------------------

 OTHER INCOME (EXPENSE)
      Gain on sale of common stock                          75,000                        -
      Interest expense, net                             (2,205,000)              (1,347,000)
                                                 -------------------      -------------------
         Total                                          (2,130,000)              (1,347,000)
                                                 -------------------      -------------------

 NET INCOME BEFORE INCOME TAXES                           1,331,000                (618,000)

 INCOME TAXES                                                     -                        -
                                                 -------------------      -------------------

 NET INCOME                                         $     1,331,000         $      (618,000)
                                                 ===================      ===================


 Net income per share                               $          0.07        $          (0.05)
                                                 ===================      ===================





        The accompanying notes are an intergral part of this statement.





                          PANACO, Inc. and Subsidiaries
                 Consolidated Statements of Income (Operations)
                    For the Three Months Ended September 30,
                                   (Unaudited)



                                                           1997                     1996
                                                    -------------------      -------------------
 REVENUES
      Oil and natural gas sales                        $     9,146,000          $     2,449,000

 COSTS AND EXPENSES
      Lease operating                                        2,888,000                1,865,000
      Depletion, depreciation & amortization                 4,384,000                1,165,000
      General and administrative                               610,000                  191,000
      Production and ad valorem taxes                          155,000                  102,000
      Exploration expenses                                           -                        -
                                                    -------------------      -------------------
         Total                                               8,037,000                3,323,000
                                                    -------------------      -------------------

 NET OPERATING INCOME (LOSS)                                 1,109,000                (874,000)
                                                    -------------------      -------------------

 OTHER INCOME (EXPENSE)
      Gain on sale of common stock                             16,000                        -
      Interest expense, net                                  (940,000)                (445,000)
                                                    -------------------      -------------------
         Total                                               (924,000)                (445,000)
                                                    -------------------      -------------------

 NET INCOME (LOSS) BEFORE INCOME TAXES                         185,000              (1,319,000)

 INCOME TAXES                                                        -                        -
                                                    -------------------      -------------------

 NET INCOME (LOSS)                                     $       185,000          $   (1,319,000)
                                                    ===================      ===================


 Net income (loss) per share                           $             -          $        (0.11)






        The accompanying notes are an intergral part of this statement.





                                       PANACO, Inc. and Subsidiaries
                          Consolidated Statement of Changes in Stockholders' Equity
                                                 (Unaudited)


                                                                              Amount ($)
                                            Number of                         Additional         Retained
                                             Common           Common            Paid-in          Earnings
                                             Shares            Stock            Capital          (Deficit)
                                         ---------------  ---------------   ---------------   ---------------

 Balances, December 31, 1996                 14,350,255   $      143,000       $ 31,490,000     $(14,135,000)

 Net Income                                           -                -                 -         1,331,000

 Common shares issued - Offering              6,000,000           60,000         21,937,000                -

 Common shares issued - ESOP
 contribution and stock bonuses                  31,832            1,000            149,000                -

 Common shares issued - Warrants                 90,000            1,000            180,000
 exercised

 Common shares issued - Goldking              3,238,930           32,000         14,379,000
 acquisition
                                         ---------------  ---------------   ---------------   ---------------

 Balance, September 30, 1997                 23,711,017    $     237,000       $ 68,135,000     $(12,804,000)
                                         ===============  ===============   ===============   ===============






        The accompanying notes are an intergral part of this statement.






                          PANACO, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                     1997                1996
                                                                               ----------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                 $   1,331,000      $    (118,000)
      Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
         Depletion, depreciation and amortization                                   10,568,000           4,981,000
         Other, net                                                                    (28,000)                  -
         Changes in operating assets and liabilities:
             Accounts receivable                                                       733,000             (49,000)
             Prepaid and other                                                        (960,000)            105,000
             Accounts payable                                                        4,536,000           4,231,000
             Interest payable                                                          (72,000)             79,000
             West Delta fire loss                                                            -            (500,000)
                                                                               ----------------    ----------------
                         Net cash provided by operating activities                  16,108,000           8,729,000
                                                                               ----------------    ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of oil and gas properties                                                 24,000         11,158,000
         Accounts receivable - sale of Bayou Sorrel                                          -        (11,152,000)
         Capital expenditures and acquisitions                                    (27,518,000)        (11,856,000)
         Sale of investment in common stock                                          1,717,000                  -
         Decrease/(increase) in restricted deposits                                     65,000         (1,886,000)
                                                                               ----------------    ----------------
                         Net cash used by investing activities                    (25,712,000)        (13,736,000)
                                                                               ----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
         Common stock offering proceeds, net                                        21,997,000                  -
         Long-term debt proceeds                                                    15,800,000          7,500,000
         Repayment of long-term debt                                               (28,600,000)        (4,753,000)
         Issuance of common stock - exercise of warrants                                     -          1,837,000
         Additional loan costs                                                               -             (9,000)
                                                                               ----------------    ----------------
                         Net cash used by financing activities                       9,197,000          4,575,000
                                                                               ----------------    ----------------

 NET INCREASE (DECREASE) IN CASH                                                      (407,000)          (432,000)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      1,736,000          1,198,000
                                                                               ----------------    ----------------

 CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                       $   1,329,000      $     766,000
                                                                               ================    ================


        The accompanying notes are an intergral part of this statement.

                          PANACO, Inc. and Subsidiaries
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations and changes in stockholder's equity and cash flows for the periods ended September 30, 1997 and 1996. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

Note 2 - ACQUISITIONS

     On July 31, 1997 the Company acquired The Goldking Companies, Inc. ("Goldking Acquisition"). The Company entered into the Restated Merger Agreement with The Union Companies, Inc. ("Union"), Leonard C. Tallerine, Jr. and Mark C. Licata, (together the "Shareholders"). Prior to the merger, Messrs. Tallerine and Licata owned all of the capital stock of Union. Union was a holding company which owned directly or indirectly all of the capital stock of Goldking Companies, Inc., Goldking Oil and Gas Corp., Goldking Trinity Bay Corp., Goldking Production Company, Hill Transportation Co., Inc., and Umbrella Point Gathering, L.L.C. These companies were merged into a newly formed subsidiary of PANACO, Goldking Acquisition Corp. ("Goldking"). Goldking will be operated as a wholly owned subsidiary of PANACO.

     The purchase price for the transaction consisted of $7,500,000 in cash, $6,000,000 in notes and 3,154,930 PANACO common shares. Of the cash portion, $6,500,000 was advanced on the Company's revolving bank loan. Goldking had $13,000,000 in net liabilities as of July 31, 1997. A finder's fee was paid to First Union Capital Markets Corp. with 84,000 PANACO common shares. The transaction was accounted for as a purchase, with the value of the common shares issued recorded at $4.45 per share.

     The consolidated results of operations for the nine months ended September 30, 1997 include the results of Goldking from August 1 through September 30. These results also include the results from the former Amoco properties after their acquisition in October 1996 and do not include the results of the Bayou Sorrel Field which was sold September 1, 1996. The following pro forma financial information presents the results as if all of these transactions had occurred January 1, 1996.

                                     Nine months ended      Nine months ended
                                     September 30, 1997     September 30, 1996

       Oil and natural gas sales          $27,531,000            $27,672,000
       Net income (loss) before            (1,092,000)            (1,151,000)
         extraordinary items
       Net income (loss)                   (1,092,000)            (1,151,000)
       Net income (loss) per share      $        (.05)                 $(.07)

Note 3 - OIL AND GAS PROPERTIES AND PIPELINES AND EQUIPMENT

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

Note 4 - CASH FLOW INFORMATION

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of six months or less to be cash equivalents. Cash payments for interest, net of capitalized interest, totaled $1,787,000 and $1,180,000 for the first nine months of 1997 and 1996, respectively.

Note 5 - RESTRICTED DEPOSITS

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

Note 6 - INVESTMENTS IN COMMON STOCK

     In connection with the sale of the Bayou Sorrel Field to National Energy Group, Inc. in 1996, the Company received 477,612 shares of National Energy
Group, Inc. common stock. The Company classified this asset as a trading security. Over the period of July 25 to August 5 the Company sold all of these shares for $1,717,000.

     With the Goldking Acquisition the Company acquired certain investments in preferred stock which were sold in October and November with no gains or losses.

Note 7 - NET INCOME PER SHARE

     The net income per share for the nine months ended September 30, 1997 and 1996 has been calculated based on 19,735,016 and 12,253,382 weighted average shares outstanding, respectively and 22,660,702 and 12,345,361 for the three months ended September 30, 1997 and 1996, respectively. Weighted average shares outstanding are the only shares included in this calculation. The Company does not present a fully diluted earnings per share amount as options and warrants outstanding at September 30, 1997 do not dilute per share amounts by 3% or more and the shares issuable upon conversion of the 1996 Tranche A Convertible Subordinated Notes are not considered common stock equivalents and are anti-dilutive.

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

Note 8 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The reserve information presented in the following table was prepared by the Company based upon reports of independent petroleum engineers and are estimates only and should not be construed as being exact amounts. All reserves presented are proved reserves that are defined as estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed and undeveloped reserves         Oil                 Gas
                                                 (Bbls)               (Mcf)

December 31, 1996                              2,239,000           41,446,000
Purchase of minerals-in-place                  2,324,000           23,751,000
Production                                      (336,000)          (7,446,000)
Estimated reserves at September 30, 1997       4,227,000           57,751,000

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since September 30, 1997. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

Note 9 - INCOME TAXES

     The Company has not recorded an income tax provision due to net operating loss carryforwards for federal income tax purposes of $20,400,000 at December 31, 1996 which are available to offset future federal taxable income through 2011.

Note 10 - SUBSEQUENT EVENTS

     On October 9, 1997 the Company completed an offering of $100,000,000 of 10 5/8% Senior Subordinated Notes due 2004 (the "Offering"). The net proceeds of $96,250,000 were used to repay or prepay substantially all of its outstanding debt in the amount of $55,460,000. The remaining proceeds will be used primarily for the development of its oil and gas properties. The following pro forma financial information presents the effects of the Offering as if it had occurred on September 30, 1997.

                               September 30, 1997
                                                   Actual           Pro Forma
Cash and cash equivalents                       $1,329,000       $ 42,119,000

Total debt, including current maturities        57,160,000        101,700,000

Stockholders' equity:
         Preferred shares, $.01 par value,
         5,000,000 shares authorized (none
         issued or outstanding)                          -                 -
         Common shares, $.01 par value,
         40,000,000 shares authorized
         (23,711,017 issued and outstanding)       237,000            237,000
         Additional paid in capital             68,135,000         68,135,000
         Retained earnings (deficit)           (12,805,000)       (12,805,000)
                                               ------------       ------------
                  Total stockholders' equity    55,567,000         55,567,000

                  Total capitalization        $112,727,000       $157,267,000

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

     On July 31, 1997 the Company acquired Goldking for $27,500,000, consisting of cash, notes payable to the former shareholders of Goldking, PANACO common shares plus the assumption of net debt and liabilities of $13,000,000. The assets acquired included approximately 37.7 Bcfe of Proved Reserves. The acquisition was accounted for as a purchase and the common shares were valued at $4.45 per share.

Liquidity and Capital Resources

     On October 9, 1997 the Company completed an offering of $100,000,000 10 5/8 % Senior Subordinated Notes due 2004. Interest is payable April 1 and October 1 of each year. The net proceeds of $96,250,000 were used to repay or prepay substantially all of its outstanding debt in the amount of $55,460,000. The remaining proceeds will be used primarily for the development of its oil and gas properties.

     On October 9, the Company replaced its existing Bank Facility and entered into a new, five year $75,000,000 revolving credit facility (the "New Credit Facility") with First Union National Bank, as administrative agent, and Banque Paribas. The purpose of the New Credit Facility is to provide funds for working capital support and general corporate purposes and have available letters of credit. The initial borrowing base is $40,000,000, subject to a $4,000,000 reduction on April 1, 1998 unless redetermined on an evaluation of the Company's oil and natural gas assets. The Company may elect to pay interest on the New Credit Facility at either the Bank's prime rate or at the London Interbank Offered Rate on Eurodollar loans ("LIBOR") plus 1 to 1.75%, depending upon the percentage of utilization of the borrowing base. Eurodollar loans can be for terms of one, two, three or six months and interest is due at the expiration of the terms of such loans, but no less frequently than three months.

     On March 5, 1997 the Company completed an offering of 8,403,305 common shares at $4.00 per share, $3.728 net of the underwriter's commission. The offering consisted of 6,000,000 shares sold by the Company and 2,403,305 shares sold by shareholders, primarily Amoco Production Company (2,000,000 shares) and lenders advised by Kayne, Anderson Investment Management, Inc. (373,305 shares). The Company's net proceeds of $22,000,000 from the offering were used to prepay $13,500,000 of its 12% subordinated debt and the remaining funds were temporarily paid on the Company's revolving bank loan and ultimately used for the development of properties.

     On October 8, 1996 the Company amended its Bank Facility with First Union National Bank (60%) and Banque Paribas (40%). The loan was a reducing revolver designed to provide up to $40,000,000 depending on the borrowing base, as determined by the lenders. The borrowing base on September 30, 1997 was $29,200,000. At September 30, 1997 the Company had $28,200,000 outstanding under the loan. The principal amount of the loan was due July 1, 1999. However, at no time could the Company have had outstanding borrowings under the Bank Facility in excess of its borrowing base. Interest on the loan was computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans could be for terms of one, two, three or six months and interest on such loans was due at the expiration of the terms of such loans, but no less frequently than every three months.

     From time to time the Company has borrowed funds from institutional lenders who are represented by Kayne, Anderson Investment Management, Inc. In each case these loans were due at a stated maturity, require payments of interest only at 12% per annum, 45 days after the end of each calendar quarter, and were secured by a second mortgage on the Company's offshore oil and gas properties. The loans were as follows:

     (a) 1993 Subordinated Notes. In 1993, $5,000,000 was borrowed, due December 31, 1999. These Notes were prepaid on March 6, 1997 with a portion of the proceeds from the common share offering described above.

     (b) 1996 Tranche A Convertible Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time after May 8, 1998. After August 28, 1997 the Notes are convertible into 2,060,606 common shares on the basis of $4.125 per share. These Notes were prepaid on October 9 with a portion of the proceeds of the Senior Note offering described above. The lenders were given warrants to acquire 2,060,606 common shares at $4.125 per share, which expire December 31, 1998, to replace the conversion feature of the prepaid notes.

     (c) 1996 Tranche B Bridge Loan Subordinated Notes. On October 8, 1996, $8,500,000 was borrowed, due October 8, 2003, but prepayable any time. These Notes were prepaid on March 6, 1997 with a portion of the proceeds of the common share offering described above.

     At September 30, 1997, 90% of the Company's total assets were represented by oil and gas properties and pipelines and equipment, net of depreciation, depletion and amortization.

     In 1991 certain lenders received a net profits interest (NPI) in the West Delta properties. During the nine months ended September 30, 1997, payments with respect to this NPI totaled $245,000.

     The product prices received by the Company, net of the impact of hedge transactions discussed below, averaged $2.33 per Mcf for natural gas and $18.02 per barrel for oil for the nine months ended September 30, 1997. Cash flow is currently being used for capital expenditures, to reduce liabilities and to pay general and administrative overhead. For 1997 the Company's natural gas hedge transactions are based upon published gas pipeline index prices instead of the NYMEX. This change has mitigated the risk of price differences due to transportation. In 1997, 14,000 MMBtu per day has been hedged, reducing to 10,000 MMBtu per day in 1998 and 7,000 MMBtu per day in 1999. The Company is hedging at a swap price of $1.80 per MMBtu for 1997 with varying levels of participation (93% in January to 40% in September ) in settlement prices above the $1.80 per MMBtu swap price level. In 1997 the Company has also hedged its oil prices on 720 barrels of oil per day at $20.00, with a 40% participation in prices above the $20.00 swap price level. Management has generally used hedge transactions to protect its cash flows when the Company's levels of long-term debt have been higher. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a hedge contract relates.

     Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Each month, until November 1997, $25,000 is deposited in a bank escrow account to satisfy such obligations with respect to a portion of its West Delta properties. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2,400,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment operations.

     Through the nine months ended September 30, 1997 the Company had made $27,518,000 in cash capital expenditures, $7,500,000 of which was for the Goldking Acquisition, approximately $2 million of which was for the completion of oil and gas pipelines in the West Delta Fields and the remainder was primarily for development of its oil and gas properties.

Results of Operations

For the nine months ended September 30, 1997 and 1996:

     Production. Natural gas production increased 62% to 7,446,000 Mcf in 1997 from 4,590,000 Mcf in 1996. Oil production increased 66% in 1997 to 336,000 barrels, from 203,000 barrels in 1996. Results for 1997 include production from the former Amoco properties, purchased in October 1996 and the properties acquired in the Goldking Acquisition on July 31, 1997. Results for 1997 also include increased production from the West Delta Fields, which were shut-in from April 24, 1996 until October 1996. They do not include production from the Bayou Sorrel Field which was sold September 1, 1996. Bayou Sorrel was primarily an oil field and produced only a small amount of gas in 1996.

     In March, 1997 the federal production from the West Delta Block 58 was brought back on-line for the first time since the April 1996 fire with the completion of a dual six inch, eight mile pipeline to the West Delta central processing facility, Tank Battery #3. This pipeline also allowed Tana Oil and Gas Corporation and Samedan Corporation to resume production from their wells, drilled on farm-outs from the Company, on which the Company receives overriding royalty revenue and fees for processing the oil, gas and water.

     Prices. Natural gas prices, net of the impacts of hedging transactions, increased from $2.07 per Mcf in 1996 to $2.33 in 1997. The 1997 natural gas hedge program had the effect of reducing gas prices by only ($.07) per Mcf , compared to ($.58) per Mcf in 1996. The 1997 hedge program allows the Company more participation in increases in market prices for natural gas, while providing the price stability of no less than $1.80 on 14,000 MMBtu per day in 1997. Oil prices decreased slightly in 1997 to $18.02 per barrel from $18.43 per barrel in 1996.

     "Oil and natural gas sales" increased 77% for the first nine months of 1997. Significant increases in both natural gas and oil production were the primary factor in the increase in revenues. The former Amoco properties, acquired in October 1996 and the Goldking Acquisition on July 31, 1997, coupled with the resumption of production from the West Delta Fields have combined to outweigh the sale of the Bayou Sorrel Field in September 1996. The Company's development program on the former Amoco properties has increased production from those fields since the acquisition in October 1996.

     "Lease operating expenses" increased $1,960,000, or 32% in 1997 with the addition of interests in thirteen offshore blocks acquired in October 1996 and the properties acquired from Goldking. As a percent of oil and natural gas sales, lease operating expenses decreased to 34% in 1997 from 46% in 1996. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also decreased to $.85 in 1997 from $1.04 in 1996.

     "Depletion, depreciation and amortization" increased $5,587,000, or 112% primarily due to the increase in 1997 production as discussed above. The amount per Mcfe also increased from $.86 in 1996 to $1.12 in 1997, due to several factors. Downward engineering revisions of the West Delta Fields and East Breaks 110 Field at year-end 1996 were a significant contributor to the increase. Also, $4,000,000 in capital expenditures made during 1996 to rebuild Tank Battery #3, the central processing facility for the West Delta Fields after the fire, increased the depletion cost per Mcfe.

     "General and administrative expenses" increased $426,000 in 1997 primarily due to Goldking Acquisition on July 31, 1997. However, as a percentage of oil and natural gas sales and on an Mcfe basis, these expenses remained flat at 4.3% of oil and natural gas sales and $.10 per Mcfe.

     "Production and ad valorem taxes" decreased 23% in 1997 to 1% of oil and natural gas sales from 3% of oil and natural gas sales in 1996. The decrease is due to the Company's primary producing fields being located in federal offshore waters where there are no state severance taxes. The properties acquired in the Goldking Acquisition are all currently subject to severance taxes, however, the production from these properties is included in the Company's results of operations only from August 1 to September 30, 1997.

     "Exploration expenses" incurred in 1997 resulted from an option paid to participate in an exploratory well in the High Island Area, offshore Texas which was condemned before the well was drilled because of a dry hole drilled by another company on an adjacent block. There will be no further exploration expenses associated with this prospect.

     "Gain on sale of common stock" resulted from the sale of the Company's 477,612 shares of National Energy Group, Inc. common stock. These shares were received in November 1996 in connection with the sale of the Bayou Sorrel Field.

     "Interest expense, net" increased 64% in 1997 primarily due to the increased average borrowing levels in 1997. The average borrowing level increased to $40,000,000 in 1997 from $21,000,000 in 1996 as a result of the Amoco acquisition in October 1996 and the debt incurred and assumed in connection with the Goldking Acquisition on July 31, 1997. On March 6, 1997 the proceeds from a common stock offering reduced subordinated debt by $13,500,000 and temporarily reduced bank facility debt by $8,500,000.

For the three months ended September 30, 1997 and 1996:

     Production. Natural gas production increased 227% to 3,025,000 Mcf in 1997 from 924,000 Mcf in 1996. Oil production increased 179% in 1997 to 148,000 barrels, from 53,000 barrels in 1996. Results for 1997 include production from the former Amoco properties, purchased in October 1996 and the properties acquired in the Goldking Acquisition on July 31, 1997. Results for 1997 also include increased production from the West Delta Fields, which were shut-in from April 24, 1996 until October 1996. They do not include production from the Bayou Sorrel Field which was sold September 1, 1996. Bayou Sorrel was primarily an oil field and produced only a small amount of gas in 1996.

     In March, 1997 the federal production from the West Delta Block 58 was brought back on-line for the first time since the April 1996 fire with the completion of a dual six inch, eight mile pipeline to the West Delta central processing facility, Tank Battery #3. This pipeline also allowed Tana Oil and Gas Corporation and Samedan Corporation to resume production from their wells, drilled on farm-outs from the Company, on which the Company receives overriding royalty revenue and fees for processing the oil, gas and water.

     Prices. Natural gas prices, net of the impacts of hedging, increased from $1.55 per Mcf in 1996 to $2.14 in 1997. The 1997 natural gas hedge program had the effect of reducing gas prices by only ($.11) per Mcf, compared to ($.78) per Mcf in 1996. The 1997 hedge program allows the Company more participation in increases in market prices for natural gas, while providing the price stability of no less than $1.80 on 14,000 MMBtu per day in 1997. Oil prices decreased in 1997 to $18.09 per barrel, from $19.23 per barrel in 1996.

     "Oil and natural gas sales" increased 273% in 1997. Significant increases in both natural gas and oil production were the primary factor in the increase in revenues. The former Amoco properties, acquired in October 1996 and the Goldking Acquisition on July 31, 1997, coupled with the resumption of production from the West Delta Fields have combined to outweigh the sale of the Bayou Sorrel Field in September 1996. The Company's development program on the former Amoco properties has increased production from those fields since the acquisition in October 1996.

     "Lease operating expenses" increased $1,023,000, or 55% in 1997 with the addition of interests in thirteen offshore blocks acquired in October 1996 and the Goldking Acquisition on July 31, 1997. As a percent of revenues, lease operating expenses decreased to 32% in 1997 from 76% in 1996. On an Mcfe basis, these expenses decreased to $.74 in 1997 from $1.50 in 1996.

     "Depletion, depreciation and amortization" increased $3,215,000 primarily due to the substantial increase in 1997 production as discussed above. The amount per Mcfe also increased from $.96 in 1996 to $1.12 in 1997, due to several factors. Downward engineering revisions of the West Delta Fields and East Breaks 110 Field at year-end 1996 were a significant contributor to the increase. Also, $4,000,000 in capital expenditures made during 1996 to rebuild Tank Battery #3, the central processing facility for the West Delta Fields after the fire, increased the depletion cost per Mcf.

     "General and administrative expenses" increased $419,000 in 1997 primarily due to Goldking Acquisition on July 31, 1997. However, as a percentage of oil and natural gas sales these expenses decreased to 7% in 1997 from 8% in 1996. On an Mcfe basis, these expenses remained flat at $.15.

     "Production and ad valorem taxes" increased 52% in 1997 primarily due to the properties acquired in the Goldking Acquisition. These taxes decreased to 1% of oil and natural gas sales from 4% of oil and natural gas sales in 1996. The decrease as a percentage of oil and natural gas sales is due to the Company's primary producing properties being located in federal offshore waters where there are no state severance taxes. The properties acquired in the Goldking Acquisition are all currently subject to severance taxes, however, the production from these properties is included in the Company's results of operations only from August 1 to September 30, 1997.

     "Gain on sale of common stock" resulted from the sale of the Company's 477,612 shares of National Energy Group, Inc. common stock. These shares were received in November 1996 in connection with the sale of the Bayou Sorrel Field.

     "Interest expense, net" increased $495,000 1997 as a result of increased borrowing levels, primarily as a result of debt incurred and assumed in connection with the Goldking Acquisition.

                                    PART II
                                OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 7, 1997 the Company held its annual meeting of shareholders in Kansas City, Missouri. With 85.9% of the shareholders voting, Larry Wright, Mark Barrett and Harold First were elected to serve on the Board for the next three years.

          The choice of Arthur Andersen LLP as independent accountants was approved by the shareholders.

Item 5.           OTHER EVENTS

          In connection with his retirement Bob F. Mallory resigned from his positions as an officer and director effective October 31, 1997. Todd R. Bart was elected a director by the Board at its meeting on November 13, 1997.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27     Financial Data Schedule

          (b) Reports on Form 8-K

              January 29, 1997 Sale of the Bayou Sorrel Field

              August 15, 1997  Purchase of Goldking Companies, Inc.

              October 7, 1997 Amended 8-K, purchase of Goldking Companies, Inc.

              October 10, 1997 Amended 8-K, purchase of Goldking Companies, Inc.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PANACO, Inc.

     Date: November 17, 1997              /s/  Todd R. Bart
                                          Todd R. Bart, Chief Financial Officer