Form 10-Q/A
period 1997-09-30
PANACO INC
filed 1997-12-08
CIK 882074

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

                                    PART II
                                OTHER INFORMATION

Item 2.           CHANGES IN SECURITITES AND USE OF PROCEEDS

     On July 31, 1997, the Company issued 3,154,930 shares of PANACO, $0.01 par value common shares to Leonard C. Tallerine, Jr. and Mark C. Licata, the sole stockholders of The Union Companies, Inc., as partial consideration for a merger into Goldking Acquisition Corp., a newly formed subsidiary of the Company. The Company also paid $7,500,000 in cash to the stockholders, issued $6,000,000 in notes to the stockholders, and assumed $13,000,000 in net liabilities. The shares were issued under exemptions from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933 and there were no underwriters or placement agents involved in the transaction. See the Company's Current Report on Form 8-K, dated August 15, 1997, for additional information regarding this transaction.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PANACO, Inc.

     Date: December 8, 1997               /s/  Todd R. Bart
                                          Todd R. Bart, Chief Financial Officer