Form 10-K
period 1997-12-31
PANACO INC
filed 1998-04-08
CIK 882074

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

                  For the fiscal year ended December 31, 1997

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26662
                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                      43 - 1593374

(State or other jurisdiction of          (I.R.S. Employer Identification Number)
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $87,559,090 as of March 31, 1998.

      23,920,280 shares of the registrant's Common Stock were outstanding as of March 31, 1998.

                       Documents Incorporated by Reference

                                      None


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GLOSSARY OF SELECTED OIL AND GAS TERMS

2-D Seismic. Seismic data and the related technology used to acquire and process such data to yield a two-dimensional view of a "slice" of the subsurface.

3-D Seismic. Seismic data and the related technology used to acquire and process such data to yield a three-dimensional picture of the subsurface. 3-D Seismic is created by the propagation of sound waves through sedimentary rock layers, which are then detected and recorded as they are reflected and refracted back to the surface. By measuring the time taken for the sound to return and applying computer technology to process the resulting data in volume, imagery of significantly greater accuracy and usefulness than older-style 2-D Seismic can be created.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

Bcf. One billion cubic feet of natural gas.

Bcfe. One billion cubic feet of natural gas equivalents converting one Bbl of oil to six Mcf of natural gas.

Block. One offshore unit of lease acreage, generally 5,000 acres.

Btu. British Thermal Unit, the quantity of heat required to raise one pound of water by one degree Fahrenheit.

Condensate. A hydrocarbon mixture that becomes liquid and separates from natural gas when the gas is produced and is similar to crude oil.

Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry Hole. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Estimated Future Net Revenues. Revenues from production of oil and natural gas, net of all production-related taxes, lease operating expenses and capital costs.

Exploratory Well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Farmout. An agreement whereby the lease owner agrees to allow another to drill a well or wells and thereby earn the right to an assignment of a portion or all of the lease, with the original lease owner typically retaining an overriding royalty interest and other rights to participate in the lease.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

Group 3-D Seismic. Seismic procured by a group of parties or shot on a speculative basis by a seismic company.

MBbl. One thousand Bbls of oil or other liquid hydrocarbons.

Mcf. One thousand cubic feet of natural gas.

Mcfe. One thousand cubic feet of natural gas equivalents converting one Bbl of oil to six Mcf of natural gas.

Mcfe/d. Mcfe per day.

MMbbl. One million Bbls of oil or other liquid hydrocarbons.

MMbtu. One million Btu.

MMcf. One million cubic feet of natural gas.

MMcfe. One million cubic feet of natural gas equivalents converting one Bbl of oil to six Mcf of natural gas.

Natural Gas Equivalent. The amount of natural gas having the same Btu content as a given quantity of oil, with one Bbl of oil being converted to six Mcf of natural gas.

Net Acres or Net Wells. The sum of the fractional working interests owned in gross acres or gross wells.

Net Oil and Gas Sales. Oil and natural gas sales less oil and natural gas production expenses.

Net Pay. The thickness of a productive reservoir capable of containing hydrocarbons.

Net Production. Production that is owned by the Company after royalties and production due others.

Net Revenue Interest. A share of the Working Interest that does not bear any portion of the expense of drilling and completing a well and that represents the holder's share of production after satisfaction of all royalty, overriding royalty, oil payments and other non-operating interests.

Overriding Royalty Interest. An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of exploration and production.

Payout. That point in time when a party has recovered monies out of the production from a well equal to the cost of drilling and completing the well and the cost of operating the well through that date.

Productive Well. A well that is producing oil or natural gas or that is capable of production in paying quantities.

Proprietary 3-D Seismic. Seismic privately procured and owned by the procurer.

Proved Developed Non-Producing Reserves. Reserves that consist of (i) Proved Reserves from wells which have been completed and tested but are not producing due to lack of market or minor completion problems which are expected to be corrected and (ii) Proved Reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the wells.

Proved Developed Producing Reserves. Reserves that can be expected to be recovered from currently producing zones under the continuation of present operating methods.

Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves. The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion. The completion for production of an existing well bore in a different formation or producing horizon from that in which the well was previously completed.

Royalty Interest. An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

SEC PV-10. The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at December 31, 1997, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 1997, or as otherwise indicated.

Shut-In. To close down a producing well or field temporarily for repair, cleaning out, building up reservoir pressure, lack of a market or similar conditions.

Sidetrack. A drilling operation involving the use of a portion of an existing well to drill a second hole, in which a milling tool is used to grind out a "window" through the side of a drill casing at some selected depth. The drilling bit is then directed out of the window at a desired angle into previously undrilled strata. From this directional start a new hole is drilled to the desired formation depth and casing is set in the new hole and tied back into the older casing, generally at a lower cost because of the utilization of a portion of the original casing.

Tcf. One trillion cubic feet of natural gas.

Undeveloped Acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working Interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                     PART 1



Item 1. Business.


           Unless the context otherwise requires, all references herein to "PANACO" or the "Company" include PANACO, Inc., a Delaware corporation, its consolidated subsidiaries and the Company's predecessor Pan Petroleum MLP. Certain capitalized terms relating to the oil and natural gas business are defined in the Glossary. The Company's website may be found at www.panaco.com.

         PANACO, Inc. is in the business of acquiring, drilling and operating offshore oil and natural gas properties in the Gulf of Mexico and onshore in the Gulf Coast Region (collectively, the "GOM Region"). The Company is a Delaware corporation that was organized in October 1991. Effective September 1, 1992, Pan Petroleum MLP, the Company's predecessor, was merged into the Company. Between 1984 and 1988, this predecessor acquired a total of 114 limited partnerships engaged in the onshore oil and natural gas business. With the acquisition of the West Delta Fields in 1991, the Company shifted its emphasis offshore. Additional offshore properties were acquired in 1994, 1995, 1996 and 1997. The Company has experienced substantial growth as a result of the acquisition of offshore properties from Amoco (the "Amoco Acquisition") and Gulf Coast properties, both onshore and in Texas and Louisiana State waters, acquired as part of the Goldking Companies, Inc. (the "Goldking Acquisition").

         The Company's headquarters are located at 1050 West Blue Ridge Boulevard, PANACO Building, Kansas City, Missouri 64145-1216, and its telephone number at such offices is (816) 942-6300, FAX (816) 942-6305. The Houston office is located at 1100 Louisiana, Suite 5100, Houston, Texas 77002-5220, and the telephone number is (713) 970-3100, FAX (713) 970-3151.

Business Strategy

         The Company's strategy is to systematically grow its reserves, production, cash flow and earnings through a program focused on the GOM Region, including (i) strategic acquisitions and mergers, (ii) exploitation and development of acquired properties, (iii) marketing of existing infrastructure and (iv) a selective exploration program. As a result of the Amoco Acquisition and the Goldking Acquisition, described below, the Company has an inventory of development and exploration projects that provide additional reserve potential. The key elements of the Company's objectives are outlined as follows:

Strategic Acquisitions and Mergers

         The Company has an acquisition strategy which focuses its efforts on GOM Region properties that have a backlog of development and exploitation projects, significant operating control, infrastructure value and opportunities for cost reduction. The properties the Company seeks to acquire generally are geologically complex with multiple reservoirs, have an established production history and are candidates for exploitation. Geologically complex fields with multiple reservoirs are fields in which there are multiple reservoirs at different depths and wells which penetrate more than one reservoir and have the potential for recompletion in more than one reservoir. In pursuing this strategy, the Company identifies properties that may be acquired, preferably through negotiated transactions or, where appropriate, sealed bid transactions. Once properties are acquired, the Company focuses on reducing operating costs and implementing production enhancements through the application of technologically advanced production and recompletion techniques.

         Over the past seven years, the Company has taken advantage of opportunities to acquire interests in a number of producing properties which fit its acquisition strategy. The historical success, through December 31, 1997, of the Company's acquisition strategy is illustrated below:


                                                                        Cumulative         Cumulative
                                              Purchase     Purchase       Capital             Cash         SEC
Acquisition                 Seller              Date         Price      Expenditures(a)      Flow(b)     PV 10(c)

                                                                     (dollars in millions)

West Delta Fields(d)     CATO(e)               May 1991    $  19.6      $   18.8            $   53.3    $  17.4
Zapata Properties        Zapata                Jul 1995        2.7(f)        0.9                13.7       10.5
Bayou Sorrel(g)          Shell Western         Dec 1995        9.9           3.4                 1.3       N/A
Amoco Properties         Amoco                 Oct 1996       40.4          26.9                17.8       49.1
Goldking                 Shareholders          Jul 1997       27.5(h)        1.7                 1.4       48.4
---------------

(a) Excludes exploration expenses for each acquisition subsequent to the date of acquisition.
(b) Defined as net revenues less direct operating expense.
(c) As of December 31, 1997.
(d) Excludes $4.0 million for repair of Tank Battery #3 in the West Delta Fields.
(e) Conoco, ARCO, Texaco and Oxy.
(f) Excludes a production payment and fee sharing agreement with the seller.
(g) The Company sold the Bayou Sorrel Field September 1, 1996 for $11.0 million.
(h) Excludes debt and liabilities of Goldking in the amount of $22.3 million.

        While the Company tends to focus on acquisitions of properties from large integrated oil companies, it evaluates a broad range of acquisition and merger opportunities. The Company has assembled a staff with significant technical experience in evaluating, identifying and exploiting GOM Region properties. In addition, the Company is regarded in the industry as a competent buyer with the proven ability to close transactions in a timely manner. Based on these factors, the Company is usually asked to bid on significant producing property sales in the GOM Region.

Exploitation and Development of Acquired Properties

        The Company has an inventory of exploitation projects including development drilling, workovers, sidetrack drilling, recompletions and artificial lift enhancements. As of December 31, 1997, 17% of the Company's total SEC PV-10 relates to Proved Undeveloped Reserves. The Company uses advanced technologies where appropriate in its development activities to convert Proved Undeveloped Reserves to Proved Developed Producing Reserves. These technologies include horizontal drilling and through tubing completion techniques, new lower cost coiled tubing workover procedures and reprocessed 2-D and 3-D Seismic interpretation. All of the identified capital projects can be completed with the Company's existing platform and pipeline infrastructure, thereby improving project economics.

Marketing of Existing Infrastructure

        Along with its purchase of producing properties, the Company has platform, pipeline and processing equipment infrastructure. The Company has interests in 22 offshore platforms and 69 miles of offshore oil and natural gas pipelines with diameters of 10" or larger. To enhance the value of these assets, the Company has marketed this infrastructure to operators and leasehold owners in adjacent fields. The Company currently has pipeline and processing agreements relative to its West Delta Fields, East Cameron 359 Field, East Breaks 109 Field and East Breaks 160 Field. The annual revenue received from these contracts for use of the Company's infrastructure currently totals $3.2 million, which is accounted for as a reduction of lease operating expense. The location of the East Breaks facilities is strategic to deepwater development in the area, and the replacement costs of the platforms, processing facilities and pipelines exceed $100 million. As a result of the development costs, any operators with discoveries in the surrounding deepwater area will have the incentive to use the Company's East Breaks facilities, thus increasing the revenue potential of these platforms and pipelines and extending their economic life.

Selective Exploration Program

        The Company participates in selective exploration projects for exposure to additional reserve potential. The Company has farmed out the deep rights in West Delta Blocks 52 through 56 to Ocean Energy, Inc. (formerly Flores & Rucks, Inc.) in exchange for a new 3-D Seismic survey over these five Blocks and the option to retain a 12.5% overriding royalty interest or a 50% working interest in any proposed deep exploration wells. In addition, through the Goldking Acquisition, the Company acquired an inventory of 15 diversified exploratory drilling prospects with varying risk profiles. The Company is devoting a portion of its capital expenditure budget to drilling exploratory wells.

Geographic Focus

        The Company's reserve base is focused primarily in the GOM Region which has historically been the most prolific basin in North America. The GOM Region currently accounts for over 30% of the natural gas production in the United States and continues to be the most active region in terms of capital expenditures and new reserve additions. Because of upside potential, high production rates, technological advances and acquisition opportunities, the Company has focused its efforts in this region. The Company believes it has the technical expertise and infrastructure in place to take advantage of the inherent benefits of the GOM Region. In addition, as the integrated oil companies move to deeper water, the Company believes it will continue to be well positioned to use its expertise to acquire and exploit GOM Region properties.

Quality Reserve Base

        Two of the Company's largest properties, the West Delta Fields and Umbrella Point Field, are prolific fields with total cumulative production of over one Tcf of natural gas and 50 MMbbls of oil. These fields typify the Company's focused GOM Region asset base with multiple pay horizons and significant recompletion and workover potential. The West Delta Fields were developed without the benefit of 3-D Seismic and the Company is currently in the process of acquiring and applying 3-D Seismic technology to identify additional potential. The majority of the Company's properties have multiple reservoirs providing a diverse set of opportunities for production rate acceleration and value enhancement. The number of potential reservoirs also reduces the risk associated with determining remaining reserves and forecasting future production from the properties.

Inventory of Exploitation and Development Projects

        The Company has identified development drilling locations and recompletion and workover opportunities. The Company believes that the majority of these opportunities have a moderate risk profile and could add incremental reserves and production. In addition to these identified opportunities, the Company believes that with the use of 3-D Seismic technology, additional potential may be exploited in the known reservoirs as well as deeper undrilled horizons.

Application of Advanced Technologies

        The Company has been successful historically due to its use of 3-D Seismic, horizontal drilling and coiled tubing technologies. As a result of its acquisitions, the Company has a seismic database with a total of 2,424 linear miles of 2-D Seismic data and 186 square miles of 3-D Seismic data. The Company was also among the first offshore operators to drill and complete successful horizontal wells offshore. The Company has drilled a total of four horizontal wells in the West Delta Fields. The Company applies coiled tubing technology where applicable to decrease workover costs and avoid using drilling and workover rigs for recompletions. The Company uses existing inactive wellbores whenever possible to sidetrack drill to decrease costs and receive production tax benefits where applicable. Also, the Company has performed the less costly through tubing recompletions in several of its existing fields.


Significant Operating Control

        The Company operates 55% of its properties as measured by SEC PV-10 value. This level of operating control benefits the Company in numerous ways by enabling the Company to (i) control the timing and nature of capital expenditures, (ii) identify and implement cost control programs, (iii) respond quickly to operating problems and (iv) receive overhead reimbursements from other working interest owners. In addition to significant operating control, the geographic focus of the Company allows it to operate a large value asset base with relatively few employees, thereby decreasing lease-operating expense on a unit of production basis.

Goldking Acquisition

        Effective July 31, 1997, the Company acquired Goldking, a privately owned, Houston-based oil and natural gas company. Through this acquisition, the Company obtained estimated additional Proved Reserves of 37.9 Bcfe from 234 wells located primarily in Texas and Louisiana, both onshore and in State waters. Goldking also had a sizeable portfolio of exploration prospects developed using 3-D Seismic data, an extensive development program and a staff of people experienced in Gulf Coast oil and natural gas operations. As part of the transaction, the Company also acquired three pipelines totaling 19 miles in length. The acquisition provides the Company with attractive development opportunities in the currently active Lower Frio/Vicksburg play in Trinity Bay, Chambers County, Texas.

         The Company acquired Goldking by merging its corporate parent, The Union Companies, Inc. ("Union") into Goldking Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company. The individual shareholders of Union received merger consideration consisting of $7.5 million in cash, $6.0 million in notes (which were paid in October 1997) and 3,154,930 Company Common Shares, valued for purposes of the transaction at $14.0 million. The Company also assumed the debt and net liabilities of Goldking in the amount of $22.3 million.

Public Offering

        On March 7, 1997, the Company received net proceeds of $22.0 million from a public offering of its common shares. The proceeds were used to repay certain subordinated indebtedness and to develop the Company's properties.

Well Operations

           The Company  operates  70 offshore  wells and owns all of the working interests in a majority of those wells. The Company's 96 remaining offshore wells are operated by third party operators, including Unocal Corporation, Coastal Oil & Gas Corp., Phillips Petroleum Company, Texaco, Anadarko Petroleum Corporation and Burlington. The Company operates 76 onshore wells in which it owns a majority or all of the working interest. In addition, it owns working interests in 369 wells operated by others. Where properties are operated by others, operations are conducted pursuant to joint operating agreements that were in effect at the time the Company acquired its interest in these properties. The Company considers these joint operating agreements to be on terms customary within the industry. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel, and performs other functions required in the production and administration of such property. The compensation paid to the operator for such services customarily varies from property to property, depending on the nature, depth, and location of the property being operated.

Acquisition, Development, and Other Activities

         The Company utilizes its capital budget for (a) the acquisition of interests in other producing properties, (b) recompletions of its existing wells, and (c) the drilling of development and exploratory wells.

         In recent years, major oil companies have been selling properties to independent oil companies because they feel these properties do not have the remaining reserve potential needed by a major oil company. Several independent oil companies have acquired these properties and achieved significant success in further exploitation. Even though a property does not meet the criteria for further development by a major oil company, that does not mean it is lacking further exploitation potential. The majors are simply moving further offshore into deeper water and to other countries where they can find and produce the super-fields that fit their criteria. Present day technology permits drilling and completing wells in water in excess of 10,000'.

Amoco Acquisition.

         In October 1996, the Company acquired interests in six offshore fields from Amoco Production Company for $40.4 million. In consideration for such interests, the Company issued Amoco 2,000,000 Common Shares and paid the sum of $32.0 million in cash. The interests acquired include (1) a 33a% working interest in the East Breaks 160 Field (two Blocks) and a 33a% interest in the High Island 302 Field, both operated by Unocal Corporation; (2) a 50% interest in the High Island 309 Field (two Blocks), a 12% interest in the High Island 330 Field (three Blocks) both operated by Coastal Oil and Gas Corp., (3) a 12% interest in the High Island 474 Field (four Blocks), operated by Phillips Petroleum Company; and (4) a 12.5% interest in the West Cameron 180 Field (one Block) operated by Texaco.

         Future acquisitions of properties may include acquisitions of working interests, royalty interests, net profits interests, production payments, and other forms of direct or indirect ownership interest or interests in oil and natural gas production. The Company may also acquire general or limited partner interests in general or limited partnerships and interests in joint ventures, corporations, or other entities that own, manage, or are formed to acquire, explore for, or develop oil and natural gas properties or conduct other activities associated with the ownership of oil and natural gas production. The Company may also acquire or participate in the expansion of natural gas processing plants and natural gas transportation or gathering systems.

         The success of the Company's acquisitions will depend on (a) the Company's ability to establish accurately the volumes of reserves and rates of future production from producing properties being considered for acquisition and the future net revenues attributable to reserves from such properties, taking into account future operating costs, market prices for oil and natural gas, rates of inflation, risks attendant to production of oil and natural gas, and a suitable return on investment, and (b) the Company's ability to purchase properties and produce and market oil and natural gas therefrom at prices and rates that over time will generate cash flows resulting in an attractive return on the initial investment. The Company's cash flow and return on investment will vary to the extent that the Company's production from an acquired property is greater or less than that estimated at the time of acquisition because of, for example, the results of drilling or improved recovery programs, the demand for oil and natural gas, or changes in the prices of oil and natural gas from the prices used to calculate the purchase price for producing properties. The Company will evaluate any economically feasible project that would enhance the value of its properties. Such a project may involve both the acquisition of developed and undeveloped properties and the drilling of infield wells.

         The Company expects that its primary activities will continue to be concentrated offshore in the Gulf of Mexico and onshore in the Gulf Coast region. The Company can, if it so chooses, invest in any geographic area. The number and type of wells drilled by the Company will vary from period to period depending on the amount of the capital budget available for drilling, the cost of each well, the Company's commitment to participate in the wells drilled on properties operated by third parties, the size of the fractional working interest acquired by the Company in each well and the estimated recoverable reserves attributable to each well. Drilling on and production from offshore properties often involves higher costs than does drilling on and production from onshore properties, but the production achieved on successful wells is generally much greater.


1996 Fire at West Delta

         The Company experienced a fire on April 24, 1996 at Tank Battery #3 in West Delta resulting in the fields being shut-in from April 24th, until being returned to production on October 7, 1996. This resulted in lost revenues of approximately $6.0 million. The fire was the principal contributor to the losses in 1996. During 1996 the Company expensed $500,000 as a result of this fire, which included $225,000 in deductibles under the Company's insurance. The Company has repaired Tank Battery #3 at a cost of $8.5 million inclusive of the $500,000 expensed during second quarter and has received reimbursement from its insurance company of $3.9 million, after satisfaction of the $225,000 in deductibles. The Company has filed suits against the employers of the persons who caused the incidents for recovery of these costs and its lost profits. No assurance can be given that the Company will successfully recover any amounts sought in any such suits.

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

         3-D Seismic and CAEX technology have been in existence since the mid 1970's; however, it was not until the late 1980's, with the development of improved data acquisition equipment and techniques capable of gathering significant amounts of data through a large number of channels and the availability of improved computer technology at reasonable costs, that the method became economically available to firms such as the Company. Prior to that, it was the exclusive province of large multinational oil companies. The Company owns its own processing equipment, but it also utilizes the services of outside firms to process and interpret seismic data.

         A new 3-D Seismic survey will be shot in 1998 by Ocean Energy, Inc. (formerly Flores & Rucks, Inc.) on the Company's West Delta Fields. The Company generated a prospect in the northern portion of West Delta Block 58 using 3-D Seismic, which it farmed out to Tana Oil & Gas Corp. in 1996. Tana drilled a successful well to 12,800' which encountered 85' of net pay and is currently producing 12,300 Mcf per day. The Company retained an overriding royalty interest that converted to a 25% working interest at Payout (September 26, 1997). Three of the fields in the Amoco Acquisition have proprietary 3-D Seismic, while all of the Amoco Properties have Group 3-D Seismic. The Company has experienced success in High Island 309 Field, acquired from Amoco, in the drilling of new wells, sidetracks out of existing wells, and recompletions of existing wells based upon an extensive reevaluation of the field using 3-D Seismic.

Marketing of Production

          Production from the Company's properties is marketed in accordance with industry practices, which include the sale of oil at the wellhead to third parties and the sale of natural gas to third parties at prices based on factors normally considered in the industry, such as the spot price for natural gas or the posted price for oil, and the quality of the oil and natural gas.

         The Company markets all of its offshore oil production to Amoco, Citgo, Conoco, Texaco, Unocal and Vastar. Citgo, Conoco, Texaco and Vastar each have 25% calls (exclusive rights to purchase) on the oil production from the West Delta Fields at their average posted price for each month. Amoco has a call on all of the oil production from the Amoco Properties at their posted prices. If the Company has a bona fide offer from a crude oil purchaser at a higher price than Amoco's posted price, then Amoco must match that price or release the call. Oil from the Zapata Properties is currently being sold to Unocal and Amoco, but can be sold to any crude oil purchaser of the Company's choice. Natural gas is sold on the spot market. There are numerous potential purchasers for offshore natural gas. Notwithstanding this, natural gas purchased by Tenneco Gas Marketing Company (now El Paso Gas Marketing Co.) accounted for 69% of the revenues in 1997. There are numerous natural gas purchasers doing business in the areas involved as well as natural gas brokers and clearing houses. Furthermore, the Company can contract to sell the natural gas directly to end-users. The Company does not believe that it is dependent upon any one customer or group of customers for the purchase of natural gas.

         The Company hedges the prices of its oil and natural gas production through the use of oil and natural gas hedge and swap contracts within the normal course of its business. The Company uses hedge and swap contracts to reduce the effects of fluctuations in oil and natural gas prices. Changes in the market value of these contracts are deferred and subsequent realized gains and losses are recognized monthly as adjustments to revenues in the same production period as the hedged item, based on the difference between the index price and the contract price.

         Starting in 1997 the Company's natural gas hedge transactions are based upon published natural gas pipeline index prices and not the NYMEX. This change has significantly reduced price differential risk due to transportation. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu's per day in each of the months in 1998 for a total of 11,980,000 MMbtu's, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu. The Company has hedged 7,356 MMbtu per day in 1999, all at an average pipeline index swap price of $1.89 per MMbtu. The Company has hedged 218 MMbtu for each day in 2000 at an average pipeline index swap price of $1.87. The Company hedged 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 Bbls of the 1,268 Bbls. The Company has hedged 223 Bbls of oil for each day in 1999 at an average price of $17.27 per Bbl. The Company has hedged 232 Bbls of oil for each day in 2000 at an average price of $17.28 per Bbl.

Plugging and Abandonment Escrows

         Pursuant to existing agreements the Company is required to deposit funds in escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and natural gas. The Company has entered into an escrow agreement with Amoco Production Company under which the Company will deposit, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco Properties. These funds and interest earned thereon will be available for the expenses of plugging wells and removing structures when that time comes. The Company has established the "PANACO East Breaks 110 Platform Trust" at Bank One, Texas, NA in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust was initially funded by deposit of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000, for a total of $2,400,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment obligations; including a $4,100,000 bond which was provided to the original sellers of the West Delta Fields; a $2,400,000 supplemental bond provided to the Minerals Management Service of the U.S. Department of the Interior in connection with the plugging and structure removal obligations for the Company's East Breaks Block 110 Platform and a $300,000 Pipeline Right-of-Way Bond.

Insurance

          The Company maintains insurance coverage as is customary for companies of a similar size engaged in operations similar to the Company's. The Company's insurance coverage includes comprehensive general liability insurance in the amount of $50 million per occurrence for personal injury and property damage and cost of control and operators extra expense insurance of $3 million on onshore wells, $20 million on wells in Louisiana State waters and $50 million per occurrence in Federal offshore waters, which limits are proportionately reduced when the Company owns less than 100% of the respective property. The Company maintains $77 million in property insurance on its offshore properties. There is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

Funding of Business Activities

           During 1997, the Company's capital expenditures were approximately $80,000,000, for (1) construction of an offshore pipeline, (2) the development of its oil and gas properties and (3) the Goldking Acquisition. The majority of the development costs were incurred to drill exploratory and developmental wells on the Amoco Properties, primarily the High Island 309 Field. The sources of funds for capital expenditures were cash flow from operations, borrowings on the Company's existing bank facility and proceeds of the issuances of Common Shares. The cash flow generated by the Company's activities would decline in the absence of the acquisition and development of other oil and natural gas properties or increases in the Company's production of oil and natural gas resulting from exploration or the development of its properties.

     The Company may issue additional Common Shares or other securities for cash, to the extent that market and other conditions permit, and use the proceeds to fund its activities. During 1996 shareholders' equity increased by $1,837,000, as a result of the exercise of warrants, and $8,400,000 as a result of 2,000,000 shares being issued to Amoco Production Company as part of the Amoco Acquisition. During 1997, shareholders' equity increased by $21,997,000 as a result of the issuance of 6,000,000 Common Shares in the public offering, $1,236,000 as a result of issuance and exercise of warrants, contributions to the Company's ESOP and employee stock bonuses, and $14,414,000 as a result of the issuance of 3,154,930 Common Shares to the beneficial owners of Goldking and 84,000 Common Shares as a finders fee, both in connection with the Goldking Acquisition.

 Senior Notes

     On October 10, 1997 the Company issued $100,000,000 aggregate principal amount of 10 5/8% Senior Notes due October 1, 2004. Interest on the Senior Notes accrues from the date of original issuance and is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998.

         The Senior Notes are general unsecured obligations of the Company and rank pari passu with any unsubordinated indebtedness of the Company and rank senior in right of payment to all subordinated obligations of the Company. The Senior Notes are effectively subordinated to all secured indebtedness of the Company and of the Subsidiary Guarantors to the extent of the value of the assets securing such indebtedness.

         The Senior Notes are unconditionally guaranteed on a senior basis by the Company's Subsidiary Guarantors. The Guarantees are general unsecured obligations of the Subsidiary Guarantors and rank pari passu with any unsubordinated indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all subordinated obligations of the Subsidiary Guarantors. The Guarantees are effectively subordinated to all secured indebtedness of the Subsidiary Guarantors to the extent of the value of the assets securing such indebtedness.

         The Senior Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 2001, at set redemption prices, plus accrued interest, if any, thereon to the date of redemption. In addition, at any time on or prior to October 1, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Senior Notes originally issued with the net cash proceeds of one or more equity offerings, at a redemption price equal to 110.625% of the aggregate principal amount of the Senior Notes to be redeemed plus accrued interest, if any, thereon to the date of redemption; provided, however, that, after giving effect to any such redemption, at least 65% of the aggregate principal amount of the Senior Notes originally issued remains outstanding.

         Upon a Change of Control, each holder of the Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest, if any, thereon to the date of repurchase.

         The Indenture contains certain restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a Restricted Subsidiary to pay dividends or make certain payments to the Company and its Restricted Subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, under certain circumstances, the Company will be required to offer to purchase the Senior Notes, in whole or in part, at a purchase price equal to 100% of the principal amount thereof plus accrued interest to the date of repurchase, with the proceeds of certain Asset Sales.

New Credit Facility

         The Company has a $75 million revolving credit facility (the "New Credit Facility") from First Union National Bank of North Carolina, as Administrative Agent and Banque Paribas (collectively, the "Lenders"). The purpose of the New Credit Facility is to provide funds for working capital support and general corporate purposes and to have available letters of credit.

         The New Credit Facility is a revolving credit subject to a borrowing base determination made April 1 and October 1 of each year by the Lenders. At present the borrowing base is $40 million. However, the only borrowing under the New Credit Facility is a $1 million letter of credit. If at any time the borrowing base is determined to be less than the current loan balance, the Company will be required to pay down the excess in two equal payments due three and six months after notification from the Administrative Agent.

         Under the terms of the New Credit Facility, the Company must maintain a ratio of EBITDA to consolidated interest expense of not less than 2.0 to 1 until December 31, 1998 and 2.5 to 1 thereafter. The Company must also maintain current assets of not less than current liabilities.

         The Company may elect to pay interest on the New Credit Facility at either the Bank's prime rate or at LIBOR plus 1 to 1.75%, depending upon the percentage of utilization of borrowing base. LIBOR is the London Interbank Offered Rate on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months.

         The New Credit Facility has a maturity of five years with no required principal payments until maturity, provided that the outstanding principal balance does not exceed the borrowing base determinations established from time to time by the Lenders. Indebtedness under the New Credit Facility constitutes senior indebtedness with respect to the Senior Notes. Outstanding indebtedness is secured by first priority mortgages and security interests taken by the lenders in substantially all properties and assets owned by the Company. All of the capital stock of all subsidiaries of the Company is pledged pursuant to the New Credit Facility. Each of the Company's wholly owned subsidiaries guarantees the New Credit Facility.

         The New Credit Facility also contains certain covenants, including a minimum tangible net worth test, and negative covenants imposing limitations on mergers, additional indebtedness, and pledges and sales of assets.

Competition, Markets, Seasonality and Environmental and Other Regulation

         Competition. There are a large number of companies and individuals engaged in the exploration for and development of oil and natural gas properties. Competition is particularly intense with respect to the acquisition of oil and natural gas producing properties and securing experienced personnel. The Company encounters competition from various independent oil companies in raising capital and in acquiring producing properties. Many of the Company's competitors have financial resources and staffs considerably larger than the Company.

         Markets. The ability of the Company to produce and market oil and natural gas profitably depends on numerous factors beyond the control of the Company. The effect of these factors cannot be accurately predicted or anticipated. These factors include the availability of other domestic and foreign production, the marketing of competitive fuels, the proximity and capacity of pipelines, fluctuations in supply and demand, the availability of a ready market, the effect of federal and state regulation of production, refining, transportation, and sales of oil and natural gas, political instability or armed conflict in oil-producing regions, and general national and worldwide economic conditions. In recent years, worldwide oil production capacity and natural gas production capacity in the United States exceeded demand and resulted in a substantial decline in the price of oil and natural gas in the United States.

         Since early 1986, certain members of the Organization of Petroleum Exporting Countries ("OPEC") have, at various times, dramatically increased their production of oil, causing a significant decline in the price of oil in the world market. The Company cannot predict future levels of production by the OPEC nations, the prospects for war or peace in the Middle East, or the degree to which oil and natural gas prices will be affected, and it is possible that prices for any oil, natural gas liquids, or natural gas produced by the Company will be lower than those currently available.

         The demand for natural gas in the United States has fluctuated in recent years due to economic factors, a deliverability surplus, conservation and other factors. This lack of demand has resulted in increased competitive pressure on producers. However, environmental legislation is requiring certain markets to shift consumption from fuel oils to natural gas, thereby increasing demand for this cleaner burning fuel.

         In view of the many uncertainties affecting the supply and demand for oil, natural gas, and refined petroleum products, the Company is unable to predict future oil and natural gas prices. In order to minimize these uncertainties the Company, from time to time, hedges prices on a portion of its production.

         Seasonality. Historically the nature of the demand for natural gas caused prices and demand to vary on a seasonal basis. Prices and production volumes were generally higher during the first and fourth quarters of each calendar year. For example, during 1991 the price the Company receives for its natural gas fell from a high of $1.78 per Mcf in January to a low of $1.09 in July and then climbed to a new high of $1.95 in December, averaging $1.49 for the year. However, the substantial amount of natural gas storage becoming available in the U.S. is altering this seasonality. During 1993, 1994 and 1995 the Company's natural gas prices ranged from $2.78 to $1.64, $2.43 to $1.39 and $2.37 to $1.37, averaging $2.13, $1.88 and $1.58, respectively, in each case, per Mcf. Gas prices averaged $2.17 per Mcf during 1996. The Company sells its natural gas on the spot market based upon published index prices for each pipeline. Historically the net price received by the Company for its natural gas has averaged about $.10 per MMbtu below the NYMEX Henry Hub index price, due to transportation differentials. Fields that are located further offshore, such as the Amoco Properties, will generally sell their natural gas for as much as $.1244 below that index price. Early 1997 pipeline index prices were at historical highs, moderated during the late winter and spring only to rebound in the last half of the year. During 1997 the Company sold its natural gas for an average of $2.49 per Mcf.

         Environmental and Other Regulation. The Company's business is affected by governmental laws and regulations, including price control, energy, environmental, conservation, tax and other laws and regulations relating to the petroleum industry. For example, state and federal agencies have issued rules and regulations that require permits for the drilling of wells, regulate the spacing of wells, prevent the waste of natural gas and crude oil reserves, and regulate environmental and safety matters including restrictions on the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limits or prohibitions on drilling activities on certain lands lying within wetlands and other protected areas, and remedial measures to prevent pollution from current and former operations. Changes in any of these laws, rules and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current law and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on future operations.

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

         Various aspects of the Company's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the federal government for operations of federal leases. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the ANGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and natural gas could be sold. Currently, sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can be made at uncontrolled market prices, but Congress could reenact price controls at any time. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act which removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

         Sales of crude oil, condensate and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting crude oil, liquids and condensates by pipeline. These regulations are subject to pending petitions for judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such conditions.

         Additional proposals and proceedings that might affect the oil and natural gas industry are pending before Congress, the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry historically has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue indefinitely into the future. Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company.

         Extensive federal, state and local laws and regulations govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which change frequently, are often difficult and costly to comply with and which carry substantial civil and/or criminal penalties for failure to comply. Some laws, rules and regulations to which the Company is subject relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and response costs without regard to negligence or fault on the part of such person. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as the "Superfund" law, imposes strict, joint and several liability on an owner and operator of a facility or site where a release of hazardous substances into the environment has occurred and on companies that disposed or arranged for the disposal of the hazardous substances released at the facility or site. Similarly, the Oil Pollution Act of 1990 ("OPA") imposes strict liability for remediation and natural resource damages in the event of an oil spill. In addition to other requirements, the OPA requires operators of oil and natural gas leases on or near navigable waterways to provide $35 million in "financial responsibility", as defined in the Act. At present the Company is satisfying the financial responsibility requirement with insurance coverage. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations and costs of the Company. Furthermore, the Company cannot guarantee that such laws as they apply to oil and natural gas operations will not change in the future in such a manner as to impose substantial costs on the Company. While compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company, the Company believes that other independent energy companies in the oil and natural gas industry likely would be similarly affected. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

          Offshore operations of the Company are conducted on both federal and state lease blocks of the Gulf of Mexico. In all offshore areas the more stringent regulation of the federal system, as implemented by the Mineral
Management Service of the Department of the Interior, will ultimately be applicable to state as well as federal leases, which could impose additional compliance costs on the Company. While there can be no guarantee, the Company does not expect these costs to be material. See "Risk Factors - Environmental and Other Regulations."

Employees

         The Company has 28 full time employees, eight of whom are officers. The Company utilizes an additional 43 contract personnel in the operation of the offshore properties, and uses numerous outside geologists, production engineers, reservoir engineers, geophysicists and other professionals on a consulting basis.

Year 2000 Issue

         The Company utilizes accounting and other software that has been modified to accommodate the transition to the year 2000 and beyond. No material expenditures are anticipated.

Office Facilities

         The Company's headquarters are located at 1050 West Blue Ridge Boulevard, Panaco Building, Kansas City, Missouri 64145-1216, and its telephone number is (816) 942-6300, FAX (816) 942-6305. The Houston, Texas office is located at 1100 Louisiana, Suite 5100, Houston, Texas 77002-5220, telephone
(713) 970-3100, FAX (713) 970-3151.

Risk Factors

         Information  contained  or  incorporated  by  reference  in this Annual
Report may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "expect," "intend,"
"anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The following matters and certain other factors noted throughout this Annual Report constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

Finding and Acquiring Additional Reserves; Depletion

         The Company's future success depends upon its ability to find or acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent the Company conducts successful exploration or development activities or acquires properties containing Proved Reserves, the Proved Reserves of the Company will generally decline as they are produced. The decline rate varies depending upon reservoir characteristics and other factors. The Company's future oil and natural gas reserves and production, and, therefore, cash flow and income are highly dependent upon the Company's level of success in exploiting its current reserves and acquiring or finding additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investments to maintain or expand its asset base of oil and natural gas reserves could be impaired. There can be no assurance that the Company's planned development projects and acquisition activities will result in significant additional reserves or that the Company will have success drilling productive wells at economic returns to replace its current and future production.

Substantial Leverage; Ability to Service Debt

         The Company is significantly leveraged, with outstanding long-term indebtedness of approximately $101.7 million and stockholders' equity of $55.2 million as of December 31, 1997. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations is dedicated to the payment of interest on its indebtedness and is not available for other purposes, (ii) the covenants contained in the New Credit Facility and the Senior Notes require the Company to meet certain financial tests and limit the Company's ability to borrow additional funds or to acquire or dispose of assets, and (iii) the Company's ability to obtain additional financing in the future may be impaired. Additionally, the senior status of the Senior Notes, the Company's high debt to equity ratio, and the use of substantially all of the Company's assets as collateral for the New Credit Facility will for the present time make it difficult for the Company to obtain financing on an unsecured basis or to obtain secured financing other than certain "purchase money" indebtedness collateralized by the acquired assets.

         The Company's ability to meet its financial covenants and to make scheduled payments of principal and interest to repay its indebtedness, including the Senior Notes, is dependent upon its operating results and its ability to obtain financing. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or make necessary capital expenditures. In such event, the Company would be required to obtain such financing from the sale of equity securities or other debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company if at all. Should sufficient capital not be available, the Company may not be able to continue to implement its strategy.

         The New Credit Facility limits the Company's borrowings to amounts determined by the lenders, in their sole discretion, based upon a variety of factors including the amount of indebtedness which can be adequately supported by the value of oil and natural gas reserves and assets owned by the Company (the "Borrowing Base"). The Company presently has $40.0 million in borrowing availability under the Borrowing Base of the New Credit Facility. If oil or natural gas prices decline below their current levels, the availability of funds under the New Credit Facility could be materially adversely affected.

         The New Credit Facility requires the Company to satisfy certain financial ratios in the future. The failure to satisfy these covenants or any of the other covenants in the New Credit Facility would constitute an event of default thereunder and, subject to certain grace periods, may permit the lenders to accelerate the indebtedness then outstanding under the New Credit Facility and demand immediate repayment thereof. See "New Credit Facility."

Volatility of Oil and Natural Gas Prices

         The Company's revenues, profitability and the carrying value of its oil and natural gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to maintain or increase its borrowing capacity, to repay the Senior Notes and outstanding indebtedness under any current or future credit facility, and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. The Company's production is weighted toward natural gas, making earnings and cash flow more sensitive to natural gas price fluctuations. Historically, the Company has attempted to mitigate these risks by oil and natural gas hedging transactions. See "Business - Marketing of Production."

Uncertainty of Estimates of Reserves and Future Net Cash Flows

         This Annual Report contains estimates of the Company's oil and natural gas reserves and the future net cash flows from those reserves, which have been prepared by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of Proved Reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond the Company's control. The estimates herein are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. Additionally, the Company's reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond the Company's control. See "Properties - Oil and Gas Information."

         The SEC PV-10 of Proved Reserves referred to herein should not be construed as the current market value of the estimated Proved Reserves of oil and natural gas attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from Proved Reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. The calculation of the SEC PV-10 of the Company's oil and natural gas reserves at December 31, 1997 is based on prices of $2.48 per Mcf of natural gas and $17.50 per Bbl of oil. Actual future net cash flows also will be affected by (i) the timing of both production and related expenses;
(ii) changes in consumption levels and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the Commission is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and natural gas industry in general. Furthermore, the Company's reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and natural gas, prevailing oil and natural gas prices and other factors. See "Properties - Oil and Gas Information."

Acquisition Risks

         The Company has grown primarily through acquisitions and intends to continue acquiring oil and natural gas properties. Although the Company performs an extensive review of the properties proposed to be acquired, such reviews are subject to uncertainties. Consistent with industry practice, it is not feasible to review less significant properties involved in such acquisitions. However, even a detailed review may not reveal existing or potential problems; nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities.

         The Company has recently begun to focus its acquisition efforts on larger packages of oil and natural gas properties, such as the properties involved in the Amoco Acquisition. The acquisition of larger oil and natural gas properties may involve substantially higher costs and may pose additional issues regarding operations and management. There can be no assurance that oil and natural gas properties acquired by the Company will be successfully integrated into the Company's operations or will achieve desired profitability objectives. See "Business - Acquisition, Development, and Other Activities."

Exploration and Development Risks

         The Company may increase its development and exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and natural gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The drilling of exploratory and development wells involves risks such as encountering unusual or unexpected formations, pressures, and other conditions that could result in the Company's incurring substantial losses. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

Operating Hazards and Uninsured Risks

         The Company's oil and natural gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although the Company carries insurance at levels which it believes are reasonable, it is not fully insured against all risks. The Company does not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and operations of the Company.

Marketing Risks

         Substantially all of the Company's natural gas production is currently sold to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices. For the year ended December 31, 1997, one purchaser accounted for approximately 62% of the
Company's revenues. The Company does not believe that discontinuation of its sales arrangement with such firm would be in any way disruptive to the Company's natural gas marketing operations. See "Business - Competition, Markets, Seasonality and Environmental and Other Regulation."

Hedging Risks

         Historically, the Company has reduced its exposure to the volatility of crude oil and natural gas prices by hedging a portion of its production. In a typical hedge transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge over a floating price. If the floating price exceeds the fixed price, the Company is required to pay the counter party all or a portion of this difference multiplied by the quantity hedged, regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. In the past, the Company has hedged up to, but not more than, 50% of its anticipated oil and natural gas production. Hedging also prevents the Company from receiving the full advantage of increases in crude oil or natural gas prices above the fixed amount specified in the hedge.

Abandonment Costs

         Due to the Company's number of offshore properties and production facilities, government regulations and lease terms will require the Company to incur substantial abandonment costs. As of December 31, 1997, total abandonment costs for the Company's offshore properties estimated to be incurred through 2012 were approximately $11.3 million, net of restricted cash, described below. Estimated abandonment costs have been included in determining estimates of the Company's future net revenues from Proved Reserves included herein, and the Company accounts for such costs through its provision for depreciation, depletion and amortization. Under the terms of various agreements, the Company is required to fund restricted cash accounts as a reserve for abandonment costs on most of its offshore properties. See "Business - Plugging and Abandonment Escrows."

Environmental and Other Regulations

         The Company's operations are affected by extensive regulation pursuant to various federal, state and local laws and regulations relating to the exploration for and development, production, gathering and marketing of oil and natural gas. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas.

         Operations of the Company are also subject to numerous environmental laws, including but not limited to, those governing management of waste, protection of water, air quality, the discharge of materials into the environment, and preservation of natural resources. Non-compliance with environmental laws and the discharge of oil, natural gas, or other materials into the air, soil or water may give rise to liabilities to the government and third parties, including civil and criminal penalties, and may require the Company to incur costs to remedy the discharge. Oil and gas may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks, and sudden discharges from oil and gas wells or explosion at processing plants. Hydrocarbons tend to degrade slowly in soil and water, which makes remediation costly, and discharged hydrocarbons may migrate through soil and water supplies or adjoining property, giving rise to additional liabilities. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose retroactive, strict, and joint and several liabilities rendering entities liable for environmental damage without regard to negligence or fault. From time to time, the Company has agreed to indemnify sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. There can be no assurance that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or otherwise adversely affect the Company's oil and natural gas operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by the Company. While the Company does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred. See "Business - Competition, Markets, Seasonality and Environmental and Other Regulation."

Competition

         There are many companies and individuals engaged in the exploration for and development of oil and natural gas properties. Competition is particularly intense with respect to the acquisition of oil and natural gas producing properties and securing experienced personnel. The Company encounters competition from various independent oil companies in raising capital and in acquiring producing properties. Many of the Company's competitors have financial resources and staffs considerably larger than the Company. See "Business Competition, Markets, Seasonality and Environmental and Other Regulation."

Dependence Upon Key Personnel

         The success of the Company will depend almost entirely upon the ability of a small group of key executives to manage the business of the Company. Should one or more of these executives leave the Company or become unable to perform his duties, no assurance can be given that the Company will be able to attract competent new management. The key executives do not have employment contracts. See "Directors and Executive Officers of the Registrant."


Item 2. Properties.

         The Company has grown through the acquisition of producing properties and the subsequent application of advanced technology such as 3-D Seismic to exploit potential producing zones which have been overlooked or bypassed by previous operators.

         Since 1990, the Company has made five acquisitions of producing properties for a total of $98.0 million, which properties had Proved Reserves of approximately 116 Bcfe as of their respective acquisition dates. As of December 31, 1997, the Company had Proved Reserves of 100.7 Bcfe with a SEC PV-10 of $129.0 million. Approximately 83% of the Company's total SEC PV-10 are classified as Proved Developed Reserves and approximately 73% of the Company's total Proved Reserves are natural gas.

         The Company's primary producing properties are located along the Gulf Coast in Texas and Louisiana and offshore in the federal and state waters of the Gulf of Mexico. The Company owns interests in a total of 255 oil wells and 356 natural gas wells. The Company owns interests in 20 federal blocks in the Gulf of Mexico and nine state water blocks and operates 55% of the 166 offshore wells, based upon the SEC PV-10 value as of December 31, 1997. The Company's non-operated offshore properties are operated by large independents and major oil companies, including Unocal, Phillips, Texaco, Coastal, Anadarko and Burlington. The 445 onshore wells account for 14.5% of the Company's total SEC PV-10 value as of December 31, 1997. The Company operates 55% of the onshore wells, based upon such SEC PV-10 value. The Company also owns interests in 22 offshore production platforms and 69 miles of offshore oil and natural gas pipelines with diameters of 10" or larger.

         The following table sets forth certain information with respect to the Company's significant properties as of December 31, 1997. These properties represent 83% of the aggregate SEC PV-10 value of the Company.

                                                                        Total Proved                             % of
                                 Working                                   Reserves           SEC PV-10         Total
   Field                         Interests    Wells    Operator          MBbls    Bcf       Value(000s)       SEC PV-10
Umbrella Point                   80-100%        19     PANACO           1,858    20.8       $  33,304            26%
High Island 309                      50%        16     Coastal            122    14.2          23,149            18%
East Breaks 160                    33.3%        15     Unocal           1,143     9.8          23,062            18%
West Delta Fields                   100%        35     PANACO             278    10.8          17,447            14%
East Breaks 109                     100%         9     PANACO               6     4.5           8,375             7%
---------------------- ------------------ ---------   ---------------- ------- ------- --------------- --------------
   Total                                        94                      3,407    60.1        $105,337            83%


Umbrella Point Field

        Since its discovery in 1957 by Sun Oil, the Umbrella Point Field has produced over 17 MMbbls of oil and 100 Bcf of natural gas from 35 wells. The Company owns 100% of the working interest in Texas State Leases 73,74,87 and 88 in Trinity Bay, Chambers County, Texas, that encompass the field. Field production is gathered on a small platform complex in approximately 10' of water and transported via a Company owned 5 mile oil pipeline to the Company's onshore production facility at Cedar Point. Gas production is transported through a Midcon Pipeline Co. of Texas pipeline.

        The Umbrella Point Field consists of multiple stacked reservoirs. Production is from 13 main reservoirs from 7,700' to 9,000'. Prior to Goldking's control of the field, it was developed and produced by two different operators each controlling two state leases which created a competitive drainage situation. This situation resulted in several reservoirs that were abandoned prematurely as the former operators tried to accelerate production in uphole reservoirs. Consequently, significant development work remains to sufficiently drain the abandoned reservoirs. On January 21, 1998 the Company announced the successful completion of its first well in the Umbrella Point Field. The well flowed 11.5 MMcf and 220 barrels of condensate per day through a 20/64ths choke with flowing tubing pressure of 5,600 PSIG. The Company owns an 80% working interest in the well. The remaining 20% is owned by Midcon Gas Services Corp.

High Island 309 Field

        The Company purchased its interest in the High Island Block A-309 Field from Amoco in October of 1996 and has a 50% working interest. The field consists of the High Island blocks A-309 and A-310 in approximately 200' of water. Production is from three faulted anticlines with 18 productive reservoirs. Coastal Oil and Gas Corp. operates this property and has conducted an evaluation of reprocessed proprietary 3-D Seismic surveys resulting in significant drilling activity in 1997. The Company has drilled new wells, sidetracked existing wells into new formations and recompleted existing wells in new formations. The field is currently producing 60 MMcf per day of natural gas and 77 Bbl per day of condensate compared to 15 MMcf per day and 6 Bbl per day of condensate at the beginning of 1997. The Company believes that continued review of the 3-D Seismic may result in additional development.

East Breaks 160 Field

The Company acquired a 33.3% interest in this field as part of the Amoco Acquisition in October 1996. The field consists of two federal offshore blocks, East Breaks 160 and 161, with a production platform set in 925' of water placing this production facility on the edge of deep water. The field is operated by Unocal and production is from 12 separate reservoirs. Unocal acquired proprietary 3-D Seismic over the field in 1990 and has identified the undeveloped locations. The Proved Developed Producing Reserve value is proportionately dispersed among eleven producing wells decreasing the risk to some degree. The undeveloped locations included are based on seismic interpretation of attic reserves. The facility also receives processing fees from Mobil Oil Corp. related to a subsea well drilled in Block 117. Because of the strategic location of the platform on the edge of deepwater, the facility has potential for additional processing and handling fees as more nearby discoveries are made and tied into the platform. In addition to the property interests acquired, the Company purchased a 33.3% interest in a 12.67 mile 12" natural gas pipeline connecting the East Breaks Block 160 platform to the High Island Offshore System ("HIOS") a natural gas pipeline system in the Gulf of Mexico and a 33.3% interest in a 17.47 mile 10" oil pipeline connecting the platform to the High Island Pipeline System ("HIPS"), a crude oil pipeline system in the Gulf of Mexico. Currently such firms as Exxon, Reading and Bates and Santa Fe Energy are actively exploring in the East Breaks Area and the Company believes that, due to the ongoing deepwater exploration in the Area, the Company's platform and pipelines will become long term strategic revenue generating assets after the field reserves are depleted.

West Delta Fields

     These properties consist of 13,565 acres in Blocks 52 through 56 and Block 58 in the West Delta Area, offshore Louisiana. The West Delta Fields were acquired from Conoco, Inc., Atlantic Richfield Company (now Vastar Resources, Inc.), OXY USA, Inc. and Texaco Exploration and Production, Inc. in May 1991.

        The Company has an 87.5% net revenue interest in the field, subject to a 5% net profits interest on the shallower reservoirs in favor of the Company's former lenders and a 4.166% overriding royalty interest on the deeper reservoirs in favor of Conoco and OXY. The Company is the operator and generally owns 100% of the working interest in these wells. Presently, the properties have 36 wells, five of which were recently drilled, which produce from depths ranging from 1,200' to 12,500'. Because of the existing surface structures and production equipment, additional wells can be added on the properties with lower completion costs.

        The main production facility on the West Delta Fields is a four platform complex designated as Tank Battery #3. There are three ancillary platforms and one three well production platform in the eastern portion of the properties connected to Tank Battery #3. In the western portion there is one production platform designated as Platform "D" in Block 58, with three wells. The remaining 30 wells are located on satellite structures connected to Tank Battery #3 or one of its ancillary platforms. Eight wells produce oil and natural gas, with the remaining wells producing only natural gas. In 1997 the Company replaced the pipeline connecting "D" Platform in Block 58 with Tank Battery #3 in Block 54 with two new 6" pipelines, and installed a new 4" pipeline connected "C" Platform with "D" Platform.

        The field is characterized by multiple reservoirs with significant workover and recompletion potential. Proved producing reserves are based on an established consistent production history. The behind pipe reserves are generally uphole recompletions with reserves based on volumetric estimates. Currently there are no Proved Undeveloped Reserves assigned to the field. The Company has been historically successful increasing rates and reserves through the use of horizontal wells and coiled tubing operations. In 1994 the company drilled 4 horizontal wells in the field increasing production 34% and accelerating reserves. The Company is also using coiled tubing technology with increasing frequency to avoid costly rig workovers.

        The Company has farmed out the deep rights in West Delta Blocks 53 through 56 to Ocean Energy, Inc. (formerly Flores & Rucks, Inc.) which has committed to fund a new 3-D Seismic survey. The Company retains all presently producing reservoirs and shallow horizons. The Company will have the option of retaining a 12 1/2% overriding royalty interest or participating up to 50% as a working interest owner in any wells drilled by Ocean Energy. Due to the complexity of the geology and the long history of production, the Company believes that the evaluation of the 3-D Seismic over the produced reservoirs will create significant additional development and exploitation opportunities. In addition the Company believes that evaluation of the deeper potential by Ocean Energy will create exploration opportunities with the Company having the option to limit capital exposure.

        During 1994 the Company farmed out the deep rights (below 11,300') to an 1,875 acre parcel in Block 58 and sold "C" Platform to Energy Development Corporation which drilled a successful well to 16,500'. Production commenced in April, 1995. The Company has a 15% overriding royalty interest in that acreage. The well is currently producing 9,800 Mcf per day and 835 Bbls of condensate per day. Energy Development Corporation was subsequently acquired by Samedan Oil Corporation.

        The Company generated a prospect in the northern portion of West Delta Block 58 using 3-D Seismic, which it farmed out to Tana Oil & Gas Corporation in 1996. Tana drilled a successful well to 12,800' which encountered 85' of net pay and is currently producing 12,300 Mcf per day. The Company retained an overriding royalty interest in the farmout, which was converted to a 25% working interest at payout on September 26, 1997.

     In connection with the acquisition of the West Delta offshore properties the Company provides the sellers with a $4,100,000 plugging and abandonment bond collateralized in part with a bank escrow account. See "The Company - Plugging and Abandonment Escrows".

East Breaks 109 Field

         The Company acquired a 100% interest in the East Breaks 109 Field from Zapata in July of 1995. The field consists of East Breaks Blocks 109 and 110. The Company operates this field which produces from six wellbores. There are no proved behind pipe or undeveloped reserves associated with the field. Over 90% of the field value are in the A-2 well completed in the TW-3 sand. This well is the last remaining producer in a large reservoir that has produced over 50 BCF. The A-2 well is currently making approximately 4,400 Mcf per day with no reported water production.

         In addition to the mineral interests acquired, the Company purchased the 100% interest in a 31 mile 10" natural gas pipeline connecting the East Breaks 110 platform to the High Island Offshore System and a 22 mile 4" oil pipeline which connects the East Breaks 110 platform with the High Island Pipeline System. The HIOS and HIPS systems are the primary oil and natural gas pipelines in this region of the Gulf of Mexico.

         The Company's East Breaks 110 platform has significant excess capacity for both crude oil and natural gas. Prior to the Company acquiring the property, Zapata had entered into a Facilities Sharing Agreement with AGIP Petroleum Company, Inc. ("AGIP") to operate and process for AGIP's subsea wells in Blocks 112 and 157. Under the agreement AGIP pays certain fees to the Company and split the cost of operating the East Breaks 110 platform with the Company, based on each company's proportion of the production. A portion, not to exceed $6 million, of the monies earned pursuant to this agreement is being paid to Zapata as part of the acquisition of the properties.

         The purchase price for the Zapata properties included a production payment to Zapata based upon future production from the East Breaks 109 Field after production of 12 Bcfe gross (10 Bcfe net) measured from October 1, 1994. The Company will pay to Zapata $.4167 per Mcfe on the next 27 Bcfe of gross production, if that much is produced. The Company's oil and natural gas reserves are stated net of this production payment.

Other Properties

         Great River/Fort St. Phillips Fields. The Company acquired the Great River (33 1/3% working interest) and Fort St. Phillips (43 1/3% working interest) Fields as part of the Goldking acquisition. The Company operates both properties, which total 1,688 acres and are geologically located on the same fault and only two miles apart. These fields are low relief anticlinal structures with stacked reservoirs from 7,600' to 10,000'. The reserves are spread over three active completions in two zones. Behind pipe reserves were assigned to four sands considering analogous performance. The Proved Undeveloped reserves that have been identified in the fields represent attic gas accumulations. New shallow sands and deeper pay were encountered with the SL #14645 #1 re-entry well. More wells are being considered to further develop the shallow and deep pay sands.

         High Island A-302 Field. High Island Block A-302 acquired from Amoco in 1996 is in approximately 200' of water. The Company owns a 33.3% working interest and Unocal Corporation is the operator. Production is from four producing horizons on a faulted anticlinal structure. A speculative 3-D survey was shot in 1991 and processed in 1992.

         High Island A-330 Field. The field consists of three blocks, High Island A-330, High Island A-349 and West Cameron 613, located in 280' of water. The Company owns a 12% working interest , which it acquired from Amoco in 1996. Coastal Oil and Gas Corporation is the operator. Three wells were recompleted in 1996. This field produces from a faulted anticline with 24 productive horizons. Significant upside potential was delineated by a recently shot 3-D Seismic survey. A well in West Cameron Block 613 has been proposed by the operator for 1998 to offset a field operated by Shell Offshore in Block A-350.

         High Island A-474 Field. This field consists of three full blocks in the High Island Area, A-474, A-489, A-499, and part of Block A- 475. The water depth is 250' to 285' and Phillips Petroleum Company is the operator. In 1996 the Company acquired from Amoco a 12% working interest in Blocks A-474 and A-489, a 13.1% working interest in Block A-499, and a 12% working interest in Block A-475. There are 23 productive horizons in this faulted anticline. A proprietary 3-D Seismic survey was shot in 1991 and processed in 1993.

         West Cameron 180 Field. This field consists of a single block, West Cameron 144, in 40' of water. Texaco is the operator. The Company acquired its 12.5% working interest from Amoco in 1996. The producing feature is a north-plunging faulted anticline that underlies West Cameron Blocks 173 and 180. There are three productive horizons. A new well was completed in January 1998 and is producing 17 MMcf and 250 barrels of condensate per day.

     East Cameron Block 359. The Company acquired its 30.7% working interest in this field from Zapata in 1995. Anadarko Petroleum Corp. is the operator. The property has eight wells and is in 330' of water. The platform also handles production for a nearby field owned by others.

     Eugene Island Block 372. This field was acquired in 1995 from Zapata. Unocal Corp. is the operator and the Company owns a 25% working interest. The property has seven wells and is in 414' of water.

         South Timbalier 185. The Company acquired this field in 1995 from Zapata. The Company owns a 7.7% working interest and Burlington Resources, Inc. is the operator. The property has eleven wells and is in 180' of water. One of the partners, Hall-Houston Oil Co., has proposed a 14,500' exploratory well on the block, to be drilled in 1998.

     West Cameron Block 538. This field is operated by the Company and it owns a 35.3% working interest. The property was acquired from Zapata in 1995. It has six wells and is located in 194' of water.
Oil and Gas Information

Oil and Gas Information

         The following tables set forth selected oil and natural gas information for the Company, and certain forward-looking information about its properties. Future results may vary significantly from the amounts reflected in the information set forth herein because of normal production declines and future acquisitions. See "Risk Factors - Uncertainty of Estimates of Reserves and Future Net Cash Flows" and "Finding and Acquiring Additional Reserves; Depletion." The following information on Proved Reserves, future net cash flows from Proved Reserves and the SEC PV-10 value of such estimated future net cash flows for the Company's properties as of December 31, 1997 were prepared by independent petroleum engineers, Ryder Scott Company, W.D Von Gonten & Co. and McCune Engingeering, P.E.

                               Proved Reserves (a)

         The following table sets forth information as of December 31, 1997 as to the estimated Proved Reserves attributable to the Company's properties.

Oil and liquids (Bbl):
                Proved Developed Reserves ...................3,194,436
                Proved Undeveloped Reserves..................1,311,927
                     Total Proved Reserves...................4,506,363

Natural gas (Mcf):
                Proved Developed Reserves ..................55,689,723
                Proved Undeveloped Reserves.................17,942,400
                     Total Proved Reserves..................73,632,123
-------------
(a) Calculated by the Company in accordance with the rules and regulations of the SEC, based upon December 31, 1997 prices of $17.50 per Bbl of oil and $2.48 per Mcf of natural gas, adjusted for basis differentials, Btu content of natural gas and specific gravity of oil. The Company's independent reservoir engineers prepare a reserve report as of the end of each calendar year.




                          Estimated Future Net Revenues
                            from Proved Reserves (a)

           The following table sets forth information as of December 31, 1997 as to the estimated future net revenues (before deduction of income taxes) from the production  and  sale  of the  Proved  Reserves  attributable  to the  Company's properties.
                                                              Proved                  Total
                                                            Developed                Proved
                                                             Reserves               Reserves
                                                            ----------            -----------
Estimated Future net revenues (b):
         1998 ..........................................$   42,820,856          $  43,147,160
         1999 ..........................................    36,309,311             38,311,113
         2000 ..........................................    18,707,049             26,064,936
         2001 ..........................................    12,804,861             19,221,261
         Thereafter.....................................    20,431,036             40,282,108
         Total.......................................... $ 131,073,113          $ 167,026,578
Present value (10%) of estimated future net
         revenues (SEC PV-10)......................    $   121,922,266          $ 129,032,279
---------------

(a) Calculated by the Company in accordance with the rules and regulations of the SEC, based upon December 31, 1997 prices of $17.50 per Bbl of oil and $2.48 per Mcf of offshore natural gas, adjusted for basis differentials, Btu content of natural gas and specific gravity of oil. The Company's independent reservoir engineers prepare a reserve report as of the end of each calendar year.
(b) Estimated future net revenues represent estimated future gross revenues from the production and sale of Proved Reserves, net of estimated operating costs, future development costs estimated to be required to achieve estimated future production and estimated future costs of plugging offshore wells and removing offshore structures.


                        Production, Price, and Cost Data

          The following table sets forth certain production, price, and cost data with respect to the Company's properties for the three years ended December
31, 1997, 1996 and 1995.

                                                             For the year ended December 31,

                                                          1995                 1996(a)                  1997
                                                     -------------         -------------           -----------
 Oil and Condensate:
             Net Production (Bbls)(b)                      170,000               276,000               515,000
             Revenue                                 $   2,853,000         $   5,356,000         $   9,287,000
             Average net Bbl per day                           466                   756                 1,411
             Average price per Bbl                   $       16.78         $       19.42         $       18.04

        Natural Gas:
             Net Production (Mcf)(b)                     9,850,000             6,788,000            11,468,000
             Revenue                                  $ 15,594,000          $ 14,707,000          $ 28,554,000
             Average net Mcf per day                        27,000                18,600                31,400
             Average price per Mcf                    $       1.58          $       2.17          $       2.49

        Total Revenues                                $ 18,477,000          $ 20,063,000          $ 37,841,000

        Production Cost:
             Production cost                          $  8,055,000          $  8,477,000          $ 11,305,000
             Mcfe(c)                                    10,870,000             8,444,000            14,557,000
             Production cost per Mcfe(c)              $        .74          $       1.00          $        .78
--------------

(a) The information shown for 1996 was impacted by the fire on April 24th at West Delta Tank Battery #3, which resulted in those fields being off production until October 7, 1996. For that reason management would not consider this data to be indicative of the future. Also this information includes Bayou Sorrel Field through September 1, the date of its sale, and includes information with respect to the Amoco Properties only from October 8, 1996.
(b) Production information is net of all royalty interests, overriding royalty interest and the net profits interest in the West Delta Fields owned by the Company's former lenders.
(c) Oil production is converted to Mcfe at the rate of 6 Mcf per Bbl, representing the estimated relative energy content of natural gas to oil.

                             Productive Wells (a)

           The following table sets forth the number of productive oil and natural gas wells, as of December 31, 1997, attributable to the Company's properties.

                                            Productive Wells    Company Operated
    Gross productive offshore wells (b):
          Oil    ........................         50                 24
          Natural Gas   .................        116                 46
               Total  ...................        166                 70

    Net productive offshore wells (c):
          Oil    ........................         30                 24
          Natural Gas   .................         59                 42
               Total  ...................         89                 66

    Gross productive onshore wells (b):
          Oil    ........................        205                 62
          Natural Gas   .................        240                 14
               Total  ...................        445                 76

         Net productive onshore wells (c):
               Oil    ....................        69                 57
               Natural Gas   .............        12                  7
                    Total  ...............        81                 64
----------
     (a)Productive wells consist of producing wells and wells capable of production, including shut-in wells and water disposal and injection wells. One or more completions in the same borehole are counted as one well.
     (b) A "gross well" is a well in which a working interest is owned. The number of gross wells represents the sum of the wells in which a working interest is owned.
     (c) A "net well" is deemed to exist when the sum of the fractional working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests in gross wells.



                                Leasehold Acreage

         The following table sets forth the developed acreage as of December 31, 1997, attributable to the Company's properties.

         Developed onshore acreage (a):
                Gross acres (b).................................     82,513
                Net acres (c)...................................      6,354

         Undeveloped onshore acreage (a):
                Gross acres (b).................................      4,212
                Net acres (c)...................................      1,105

         Developed offshore acreage (a):
                Gross acres (b).................................    113,537
                Net acres (c)...................................     46,849

         Undeveloped offshore acreage (a)(d):
                Gross acres (b).................................     57,380
                Net acres (c)...................................      7,280
----------
     (a)  Developed acreage is acreage assignable to productive wells.
     (b) A "gross acre" is an acre in which a working interest is owned. The number of gross acres represents the sum of the acres in which a working interest is owned.
     (c) A "net acre" is deemed to exist when the sum of the fractional working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests in gross acres
     (d) In addition to these acres, the Company's undeveloped offshore potential exists at greater depths beneath existing producing reservoirs.

                               Drilling Activities

     The following table sets forth the number of gross productive and dry wells in which the Company had an interest, that were drilled and completed during the five years ended December 31, 1997. Such information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and natural gas reserves generated thereby or the costs to the Company of productive wells compared to the costs to the Company of dry wells.

                 Developmental Wells                Exploratory Wells
               Completed          Dry          Completed         Dry
              Oil     Gas     Oil     Gas     Oil     Gas    Oil     Gas
1993           3       --      --      --      --      --     --      --
1994           5        4      --      --      --       1     --      --
1995          --       --      --      --      --      --     --       3
1996          --       --       2      --      --      --     --      --
1997           6       13      --       1      --      --     --      --
Total         14       17       2       1      --       1     --       3

Title to Oil and Gas Properties

         In the case of acquired properties title opinions are obtained for the more significant properties. Prior to the commencement of drilling operations a thorough drill site title examination is conducted and curative work performed with respect to significant defects.

Unproved Properties

         The Company retained a 3% overriding royalty interest in depths that are below 11,000' when it sold the Bayou Sorrel Field to National Energy Group, Inc. Two successful wells were drilled to these depths from which the company derives revenue. In connection with the Amoco and Goldking acquisitions, the Company acquired what management believes to be further reserve potential, not quantified in its proved reserve evaluations, generally at greater depths than previously developed. A portion of the respective purchase prices was allocated to these unproved properties.

Gas Plant

         The Company owns an approximate 1% interest in the Yscloskey Gas Plant, a joint venture operation with Warren Petroleum serving as operator for 30 producer/owners. The plant is located in St. Bernard Parish, Louisiana, on state highway 46. It is a steam plant of refrigerated absorption oil design with a rated gas throughput of 1,850 million cubic feet of gas per day. It generates its own power with four 2,500-kilowatt steam driven generators. Inlet gas is transported from field delivery points throughout southeastern Louisiana and offshore Gulf of Mexico by Tennessee Gas Pipeline and residue is returned back to the pipeline. Sixty percent of the liquid production, plus all the ethane, is delivered by pipeline to Shell Norco Fractionation Plant. The remaining forty percent, less ethane, is delivered by pipeline to the Western Gas Resources Plant at Toca for fractionation.

         The original plant was built in 1962 with a design throughput of 650 million cubic feet per day. In 1970 a second complete new plant was built with a design of 1,850 million cubic feet per day. In 1975 an extension process was added to the new plant and the ethane recovery unit was put in Plant "B." The plant is processing about 1.5 billion cubic feet per day with an average production of 29,000 barrels per day of total liquids.

Forward-looking Statements

         Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate", "anticipate", "expect", "predict", "believe" and similar expressions are intended to identify forward-looking statements.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

         None.


                                     PART II

Item 5. Market for Common Stock and Related Shareholder Matters.

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

Common Shares

         The Company is authorized by its Certificate of Incorporation, as amended, to issue 40,000,000 Common Shares, of which 23,920,282 shares are issued and outstanding as of the date hereof and are held by over 6,700 shareholders, based upon information available on individual security position listings.

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

         During forth quarter the Company issued 834 Common Shares to a former director as a directors fee and 2,315 Common Shares as a restricted stock award to a new director for coming on the board. The exemption from registration relied upon was that of Section 4(2) of the Securities Act of 1933.

Warrants & Options

         The Company has outstanding options to acquire 1,190,000 Common Shares at a price of $4.45 per share, expiring June 20, 2000. These options are all held by employees of the Company. They contain limited provisions for adjustment of the number of shares in the event of a subdivision, combination or reclassification of Common Shares. They do not have any rights to demand registration or "piggy back" rights in the event of a registration of Common Shares.

         A group of the Company's former lenders, were issued warrants to acquire 2,060,606 Common Shares at $4.125 per share, expiring December 31, 1998, which Common Shares would be restricted securities within the meaning of the Securities Act of 1933 and can only be sold pursuant to an exemption from registration or an offering which is the subject of an effective registration statement. The holders of these shares, after exercise, will have the right to demand registration of the shares or "piggy back" in the event the Company registers an offering of its Common Shares.

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

Price Range of Common Shares

         The Common Shares are quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") - National Market, under the symbol "PANA". They commenced trading September 21, 1989. The following table sets forth, for the periods indicated, the high asked and low bid prices for the Common Shares.

                                       1996
                                      ======
            1st Quarter    2nd Quarter      3rd Quarter         4th Quarter
High           5              4 1/2             6                 6 3/8
Low            3 7/16         3 11/16           3 3/8             4 3/8

                                       1997
                                      ======
            1st Quarter    2nd Quarter      3rd Quarter         4th Quarter
High          5 1/4           4 5/8              5                5 9/16
Low           3 5/8           3 3/4              3 7/8            3 9/16


     On March 31, 1998, the last sale price of the Common Shares as reported on the NASDAQ-NM was $ 4.44 per share.

Dividend Policy

         The Company has not paid any cash dividends on the Common Shares. The Delaware General Corporation Law, to which the Company is subject, permits the Company to pay dividends only out of its capital surplus (the excess of net assets over the aggregate par value of all outstanding capital shares) or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. The New Credit Facility and the Senior Notes contain restrictions on any dividends or distributions by the Company and on any purchases by the Company of Common Shares. The Company retains its earnings and cash flow to finance the expansion and development of its business and currently does not intend to pay dividends on the Common Shares. Any future payments of dividends will depend on, among other factors, the earnings, cash flow, financial condition, and capital requirements of the Company.

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

         Debt. Certain provisions in the New Credit Facility and Senior Notes may also impede a change in control, in that they provide that the Bank loans and Senior Notes become due if there is a change in the management of the Company or a merger with another company.

Item 6.  Selected Financial Data.

         The following historical selected consolidated financial data of the Company are derived from, and qualified by reference to, the Company's Consolidated Financial Statements and the notes thereto. The historical selected financial data for the five years ended December 31, 1997 were derived from the Company's audited consolidated financial statements. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.




                                                               For the year ended December 31,
                                                 1993        1994       1995      1996         1997
                                               ======================================================
           Summary of Operating Data:                (dollars in thousands, except per share data)
Oil and natural gas sales                      $ 12,605   $ 17,338   $ 18,447   $ 20,063    $ 37,841
Depreciation, depletion & amortization
 expense                                          4,288      6,038      8,064      9,022      18,866
Lease operating expense                           5,297      5,231      8,055      8,477      11,305
Production and ad valorem taxes                     754      1,006      1,078        559         721
Geological and geophysical expense                   --         --         --         --         286
Exploratory dry hole expense                         --         --      8,112         --          67
General and administrative expense                  542        587        690        772       1,764
Provision for losses on disposition
 and write-downs of assets                        3,824      1,202        751         --          --
West Delta fire loss                                 --         --         --        500          --
Net operating income (loss)                   $  (2,100)   $ 3,274    $(8,303)   $   733     $ 4,832
Interest expense (net)                            1,886      1,623        987      2,514       3,930
Gain (loss) on investment in
 Common stock                                        --         --         --       (258)         75
Extraordinary item- loss on early
 retirement of debt                                  --       (536)        --         --        (934)
                                              ---------    -------   --------   --------    --------
Net income (loss)                             $  (3,986)   $ 1,115   $ (9,290)  $ (2,039)   $     43
                                              =========    =======   ========   ========    ========

Net income (loss) per Common Share            $   (0.53)  $   0.11   $  (0.81)  $  (0.16)   $    --

Summary Balance Sheet Data:
Oil and gas properties (net)                  $  19,183   $ 23,945   $ 29,485   $ 50,540   $112,548
Total assets                                     24,432     29,095     36,169     73,768    179,629
Long-term debt                                   12,465     12,500     22,390     49,500    101,700
Stockholders' equity                              8,744     14,882      9,174     17,498     55,188
Dividends per Common Share                           --         --         --         --         --

Other Data:
EBITDA(a)                                     $   6,012  $  10,514  $   8,624  $  10,255   $  23,840
Capital expenditures(b)                             842     12,128     21,841     43,050      41,997
-----------

     (a) EBITDA is defined as net income (loss) before income taxes plus the sum of depletion, depreciation and amortization, provisions for losses and gains on disposition and write-down of assets, exploratory dry hole expenses, interest expense and non-recurring charges. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles or as an indicator of the Company's operating performance or liquidity.

     (b) Capital expenditures include cash expended for acquisitions plus additions to oil and natural gas properties and other fixed assets, without taking into consideration sales of capital assets.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, "Selected Consolidated Financial Data" and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company. Because of the size and scope of the Company's recent acquisitions, the results of operations from period to period are not necessarily comparative.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The oil and natural gas industry has experienced significant volatility in recent years because of the fluctuatory relationship of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets. These industry conditions should be considered when this analysis of the Company's operations is read.

         The Company experienced a fire on April 24, 1996 at Tank Battery #3 in the West Delta Fields resulting in these fields being shut-in from April 24th until being returned to production on October 7, 1996. The fire resulted in lost revenues estimated by management to be approximately $6,000,000.

         The Company has spent $8,500,000 on Tank Battery #3 inclusive of the $500,000 expensed during 1996 and has received reimbursement from its insurance company of $3,900,000, after satisfaction of the $225,000 in deductibles. The excess of expenditures over insurance reimbursement has been capitalized. The Company has filed suits against the employers of the persons who caused the incidents for recovery of these costs and its lost profits. No assurance can be given that the Company will successfully recover any amounts sought in any such suits.

Year 2000 Compliance

         The Company does not expect that the cost to modify and replace its information technology infrastructure to be Year 2000 compliant will be material to its results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Liquidity and Capital Resources

         On October 9, 1997, the Company issued $100 million principal amount of 10.625% Senior Notes due October 1, 2004. Interest on the Notes is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998. Of the $96.2 million net proceeds, $54.7 million was used to repay substantially all of the Company's outstanding indebtedness with the remaining $41.5 million to be used for capital expenditures. At December 31, 1997 the Company had $36.9 million in cash and $27.2 million in working capital.

         On March 5, 1997, the Company completed an offering of 8,403,305 common shares at $4.00 per share, $3.728 net of the underwriter's commission. The offering consisted of 6,000,000 shares sold by the Company and 2,403,305 shares sold by shareholders, primarily Amoco Production Company (2,000,000 shares) and lenders advised by Kayne, Anderson Investment Management, Inc. (373,305 shares). The Company's net proceeds of $22,000,000 from the offering were used to prepay $13,500,000 of its 12% subordinated debt and the remainder was used to reduce borrowings under the Company's bank facility.

         In October 1997, the Company amended its bank facility. See "New Credit Facility." The loan is a reducing revolver designed to provide the Company up to $75 million depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at December 31, 1997 was $40 million, with availability under the revolver of $39 million. The principal amount of the loan is due October 22, 2002. However, at no time may the Company have outstanding borrowings in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. The bank facility is collateralized by a first mortgage on the Company's offshore properties. The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets.

         From time to time the Company has borrowed funds from institutional lenders. In each case these loans were due at a stated maturity, required payments of interest only at 12% per annum and were secured by a second mortgage on the Company's offshore oil and gas properties. At December 31, 1996 such loans totaled $22 million. The loans were all repaid during 1997.


         At  December  31,  1997,  70%  of  the  Company's   total  assets  were
represented by oil and natural gas properties, pipelines and equipment, net of depreciation, depletion and amortization.

                  The product prices received by the Company, net of the impact of hedge transactions discussed below, averaged $2.49 per Mcf for natural gas and $18.04 per Bbl for oil for the year ended December 31, 1997. In 1997, the Company's natural gas hedge transactions were based upon published gas pipeline index prices instead of the NYMEX. This change mitigated the risk of the price differential due to transportation. In 1997, 14,000 MMbtu per day was hedged, at a swap price of $1.80 per MMbtu with varying levels of participation (93% in January to 40% in September) in settlement prices above the $1.80 per MMbtu swap price level. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu's per day in each of the months in 1998 for a total of 11,980,000 MMbtu's, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu. The Company has hedged 7,356 MMbtu per day in 1999, all at an average pipeline index swap price of $1.89 per MMbtu. The Company has hedged 218 MMbtu for each day in 2000 at an average pipeline index swap price of $1.87. In 1997 the Company also hedged its oil prices by selling the equivalent of 720 Bbls of oil per day at $20.00, with a 40% participation in prices above the $20.00 swap price level. The Company hedged 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls. The Company has hedged 223 Bbls of oil for each day in 1999 at an average price of $17.27 per Bbl. The Company has hedged 232 Bbls of oil for each day in 2000 at an average price of $17.28 per Bbl. Management has generally used hedge transactions to protect its cash flows when the Company's levels of long-term debt have been higher and refrained from hedge transactions when long-term debt has been lower. For accounting purposes, gains or losses on hedge transactions are recognized in the production month to which a hedge contract relates.

         Pursuant to existing agreements, the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and natural gas. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, for the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2,400,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment operations.

         In 1997, the Company spent $41,997,000 in cash for capital expenditures, approximately $2,300,000 of which was for the completion of an oil and natural gas pipeline in the West Delta Fields and the remainder was for property acquisitions and development of its oil and natural gas properties.

For the years ended December 31, 1997 and 1996:

Results of Operations

         Production. Natural gas production increased 69% to 11,468,000 Mcf in 1997 from 6,788,000 Mcf in 1996. Oil production increased 87% in 1997 to 515,000 Bbls, from 275,000 Bbls in 1996. Results for 1997 include production from the former Amoco and Goldking properties, purchased in October 1996 and July 1997, respectively. Results for 1997 also included increased production from the West Delta Fields, which were shut-in from April 24, 1996 until October 1996. They do not include production from the Bayou Sorrel Field which was sold September 1, 1996.

         In March, 1997 the federal production from the West Delta Block 58 was brought back on-line for the first time since April 1996 with the completion of a dual six inch, eight mile pipeline to the West Delta central processing facility, Tank Battery #3. This pipeline also allowed Samedan Corporation to resume production from their well, drilled on a farm-out from the Company, on which the Company receives overriding royalty revenue and fees for processing the oil and low pressure natural gas.

         Prices. Natural gas prices, net of the impacts of hedging transactions, increased from $2.17 per Mcf in 1996 to $2.49 in 1997. The 1997 natural gas hedge program had the effect of reducing natural gas prices by only ($.10) per Mcf in 1997, compared to ($.58) per Mcf in 1996. The 1997 hedge program allowed the Company more participation in increases in market prices for natural gas, while providing the price stability of no less than $1.80 per MMbtu on 14,000 MMbtu per day. Oil prices decreased in 1997 to $18.04 per Bbl from $19.42 per Bbl in 1996.

         "Oil and natural gas sales" increased 89% in 1997. Significant increases in both natural gas and oil production were the primary factor in the increase in revenues. The former Amoco and Goldking properties, acquired in October 1996 and July 1997, respectively, coupled with the resumption of production from the West Delta Fields, and the Company's development program on the former Amoco properties has significantly increased production.

         "Depletion, depreciation and amortization expense" increased $9,844,000, or 109% also in part due to the purchase of the former Amoco properties in October 1996. The amount per Mcf equivalent also increased from $1.07 in 1996 to $1.30 in 1997, due to several factors. Downward engineering revisions, in the West Delta and East Breaks 110 Fields at year-end 1996 were a significant part of the increase. Also, $4,000,000 in capital expenditures made during 1996 (over and above insurance reimbursement) to rebuild Tank Battery #3, the central processing facility for the West Delta Fields, increased the depletion cost per Mcf equivalent for those fields.

         "Lease operating expense" increased $2,827,000, or 33% in 1997 with the addition of interests in thirteen offshore blocks acquired in October 1996 from Amoco and the interests in the properties acquired in the Goldking acquisition in July 1997. As a percent of oil and natural gas sales, lease-operating expenses decreased to 30% in 1997 from 42% in 1996.

         "Production and ad valorem taxes" increased 29% in 1997, however, as a percentage of oil and natural gas sales they decreased to 2%, from 3% of oil and natural gas sales in 1996. The decrease is due to the Company's shift to federal offshore waters where there are no state severance taxes.

         "Geological  and  geophysical   expense"  in  1997  resulted  from  the
non-drilling exploratory costs incurred in the fourth quarter.

         "Exploratory dry hole expense" incurred in 1997 resulted from an option paid to participate in an exploratory well in the High Island Area, offshore Texas which was condemned before the well was drilled because of a dry hole drilled by another company on an adjacent block. There will be no further exploration expenses associated with this prospect.

         "General and administrative expense" increased $992,00 primarily as a result of the Goldking acquisition. As a percentage of oil and natural gas sales, general and administrative expenses increased to 5% in 1997 from 4% in 1996.

         "Interest expense (net)" increased 56% in 1997 primarily due to the increased average borrowing levels from the debt assumed in the Goldking acquisition and to a lesser extent the offering of 10.625% $100,000,000 Senior Notes in October 1997.

     "Gain(loss) on investment in common stock" is the gain on the sale of the Company's 477,612 shares of National Energy Group, Inc. common stock realized in 1997.

For the years ended December 31, 1996 and 1995:

Capital Spending

         In 1996, the Company made $43,000,000 in capital expenditures, including $32,000,000 on the purchase of oil and natural gas assets from Amoco Production Company, $4,000,000 for repair and rebuilding of the West Delta Tank Battery #3, net of insurance reimbursements, and the remainder for development of its oil and natural gas properties. The majority of the development costs were incurred to drill two unsuccessful development wells in the Bayou Sorrel Field and for the Company's share of successfully recompleting two wells on Eugene Island Block 372, which is operated by Unocal Corporation.

Results of Operations

         Production. Natural gas production decreased 31% to 6,788,000 Mcf in 1996 from 9,850,000 Mcf in 1995. Natural gas production from the West Delta Fields decreased from 7,825,000 Mcf in 1995 to 2,058,000 Mcf in 1996, primarily as a result of the fire on April 24, 1996. The Company's production would have been much lower were it not for the Zapata acquisition in 1995 and the Amoco acquisition in 1996.

         Likewise, oil production from the West Delta Fields also decreased in 1996 when compared to 1995, from 132,000 Bbls to 57,000 Bbls. However, as with natural gas, acquisitions offset the decrease from West Delta. The Bayou Sorrel Field, which produces primarily oil, produced 93,000 Bbls in 1996 which, along with the Amoco properties more than offsetting the decrease from West Delta. Also, oil production from the Zapata Properties is included for the full year in 1996, with only the period of July 27 to December 31 included in 1995, also offsetting the decrease from West Delta. These factors resulted in a 62% increase in oil production, from 170,000 Bbls in 1995 to 276,000 Bbls in 1996.

     On a Mcf equivalent basis, total oil and natural gas production decreased 22% in 1996 when compared to 1995

          Prices. Natural gas prices increased in 1996 to $2.75 per Mcf compared to $1.58 in 1995. The Company entered into a natural gas swap agreement beginning January 1, 1996 for the sale of 15,000 MMbtu of natural gas each day in 1996, with contract prices ranging from $1.75 per MMbtu to $2.25 per MMbtu. A swap loss for the year ended December 31, 1996 of $3,900,000, decreased the net price received by the Company to $2.17 per Mcf for the year. Oil prices also increased, from $ $16.78 per Bbl in 1995 to $19.42 per Bbl in 1996.

         "Oil and natural gas sales" increased 8% for 1996 when compared with 1995, in spite of the fire at West Delta. The fire substantially reduced oil and natural gas production for 1996, as production from the West Delta Fields was shut-in from April 24, 1996 until October 7, 1996. However, the decrease in production from West Delta was offset by production from properties acquired. The Amoco properties, acquired on October 8, 1996, and the Bayou Sorrel Field, acquired on December 28, 1995 had no production realized by the Company in 1995. The offshore properties of Zapata Exploration Company were acquired on July 26, 1995 with the production from these properties being included in the Company's results of operations from July 27 through December 31, 1995.

         "Depletion, depreciation and amortization expense" increased 12% in 1996 despite the reduced production from the West Delta Fields. While the production from properties acquired accounted for a part of the 12% increase, depletion, depreciation and amortization per Mcf equivalent also increased, from $0.74 in 1995 to $1.07 in 1996, due to year-end 1996 engineering revisions on the West Delta and East Breaks 109 Fields, and production from the Amoco properties in the fourth quarter of 1996, which had higher depletion rates per Mcf equivalent than previously owned properties.

         "Lease operating expense" increased $422,000 in 1996 primarily due to the Amoco, Zapata and Bayou Sorrel Field acquisitions. With the Zapata properties, the Company acquired interests in five offshore producing properties. Since the acquisition of the Zapata Properties closed on July 26, 1995, only the lease operating expenses from July 27, to December 31, 1995 are included in the 1995 results of operations, while the 1996 period includes these expenses for the full year. Also 1996 includes eight months of lease operating expenses for the Bayou Sorrel Field (sold September 1) and almost three months (October 8 - December 31) of the Amoco properties, with none of these expenses included in 1995. West Delta lease operating expenses did decrease in 1996 ($805,000 from expected levels) with the fields being shut-in from April 25 through October 7, however, a part of these lease operating expenses are fixed in nature and continued.

         "Production and ad valorem taxes" decreased to 2.8% of oil and natural gas sales in 1996 from 5.8% of oil and natural gas sales in 1995.The decrease is primarily due to the shift in the Company's production volumes from properties subject to severance taxes to properties in federal offshore waters (the Amoco and Zapata properties) that are not subject to such taxes. A part of the decrease ($178,000 from expected levels) is also due to the lost production from the West Delta Fields due to the fire. A large percentage of this production is in Louisiana State waters, which are subject to severance taxes.

         "Exploratory dry hole expense" in 1995 consisted of costs of $796,000 on Eugene Island Block 50, $1,378,000 on South Timbalier Block 33, and $5,938,000 on West Delta Block 54.

         "Provision for losses on disposition and write-downs of assets" in 1995 relates to the write-down of a group of onshore properties acquired in the early 1980's.

         "West Delta fire loss" is the expense of the fire at Tank Battery #3, the central processing facility for the West Delta Fields. Included in this expense are the insurance deductibles and the cost of non-reimbursed expenditures, which were not capitalized.

     "Interest expense (net)" increased $1,500,000, or 155% in 1996 when compared to 1995. Average Long-Term Debt levels increased from $11,000,000 in 1995 to $28,000,000 for 1996, as a result of debt incurred in connection with acquisitions.

     "Gain (loss) on investment in common stock" in 1996 was a result of an unrealized decrease in the market value at December 31, 1996 of 477,612 shares of National Energy Group, Inc. common stock received in connection with the sale of the Bayou Sorrel Field.

     "Net operating income (loss)" increased significantly in 1996 in relation to the $8,100,000 exploration expenses and the $751,000 onshore property write-down in 1995.

Sale of Bayou Sorrel Field

         Effective September 1, 1996, the Company sold its Bayou Sorrel Field to National Energy Group, Inc. for $9,000,000 in cash and 477,612 shares of National Energy Group, Inc. common stock. The Company also retained an overriding royalty interest in the deep rights of the field for depths below 11,000'. The field was acquired by the Company from Shell Western E.P., Inc. for $10,500,000 on December 28, 1995. During the eight months the Company owned the field two wells were drilled which did not result in production in commercial quantities. After having made the Amoco acquisition, management believed that the Company's resources could be better utilized elsewhere.

Item 7a. Qualitative and Quantitative Disclosure About Market Risks.

         The Company follows a conservative hedging strategy designed to protect against the possibility of severe price declines due to unusual market conditions. Decisions are usually made so as to assure a payout of a specific acquisition or development project or to take advantage of unusual strength in the market.

     The Company enters into commodity hedge agreements to reduce its exposure to price risk for oil and natural gas. Pursuant to these hedge agreements, either the Company or the counterparty is required to make payment to the other each month. The natural gas hedge agreement in 1997 provided a minimum price of $1.80 on 14,000 MMBtu per day of natural gas, with participations varying between 40% and 93% above $1.80. A loss of $1,203,000 was incurred on this hedge in 1997.

The oil hedge agreement in 1997 provided the Company with a minimum of $20.00 on 720 Bbls of oil per day, based upon the arithmetic average of the daily settlement prices for the New York Mercantile Exchange (NYMEX) with a participation of 40% above $20.00. A loss of $67,000 was incurred on this hedge in 1997.

The Company currently has hedge agreements involving the following provisions for the periods shown:

                                                   OIL
==========================================================================================================
                                                 Average
                      Notional quantity        Fixed Price           Market         Company participation
                            Per day               (Bbl)              Price               above fixed
Period                     (Bbls)                                                         price
       1998                  500                 $19.80              NYMEX                    0%
       1998                  500                 $19.28              NYMEX                   40%
       1998                  268                 $17.28              NYMEX                    0%
       1999                  223                 $17.27              NYMEX                    0%
       2000                  232                 $17.35              NYMEX                    0%

                                                NATURAL GAS
==========================================================================================================
                      Notional quantity        Average Fixed           Market        Company participation
                       Per day (MMBtu)         Price (MMBtu)             Price             above fixed
Period                                                                                      price
1998                        10,000                 $ 1.89         Pipeline Prices             0%
1998 (February to           10,000                 $ 2.10         Pipeline Prices             0%
September)
1998 (February to           10,000                 $ 2.04         Pipeline Prices            50%
September)
1998 (April to              20,000                 $ 2.22         Pipeline Prices             0%
September)
1999                         7,356                 $ 1.89         Pipeline Prices             0%
2000                           218                 $ 1.87         Pipeline Prices             0%

These hedge agreements provide for the counterparty to make payments to the Company to the extent the market prices (as determined in accordance with the agreement) are less than the fixed prices for the notional amount hedged, and the Company to make payments to the counterparty to the extent market prices are greater than the fixed prices. For oil "market prices and fixed prices" are referenced to NYMEX. However, for natural gas, "market prices" and "fixed prices" are referenced to published pipeline index prices, which are also the prices at which the Company sells its natural gas on the spot market. The Company accounts for the gains and losses in oil and natural gas revenue in the month of hedged production. The annual notional quantity of oil and natural gas under the hedge agreements in 1998 is equal to approximately 68% and 61%, respectively, of its anticipated 1998 production based upon the year end reserve reports. At December 31, 1997, the estimated fair market value of the hedge agreements was a loss of $61,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 10.  Directors and Executive Officers of the Registrant.

         The Company has a classified Board of Directors, consisting of four Class I directors, three Class II directors, and four Class III directors. The directors are elected to serve for three-year terms and until their successors are elected and qualified. The directors stand for election each year as their terms expire by class. The Board of Directors consists of three employees of the Company and eight independent directors.

         Officers are elected by and serve at the discretion of the Board of Directors.

         Set forth below are the names, ages, and positions of the persons who are executive officers and directors of the Company, and the committees of the Board on which they serve.

                                           Director
             Name                 Age       Since                                    Position
H. James Maxwell                   53        1992      Chairman of the Board, Chief Executive Officer, and Director(a)
Larry M. Wright                    53        1992      President, Chief Operating Officer and Director (b)
Robert Wonish                      44        ---       Sr. Vice President-Operations
Edward A. Bush, Jr.                54        ---       Sr. Vice President-Geology/Geophysics
William J. Doyle                   46        ---       Vice President-Exploitation
Barbara A. Whitton                 35        ---       Vice President-Marketing/Planning
Todd R. Bart                       33        1997      Chief Financial Officer, Secretary and Director(a)
Larry W. Miller                    48        ---       Treasurer
A. Theodore Stautberg, Jr.         51        1993      Director(c)-Compensation Committee
Donald W. Chesser                  58        1992      Director(a)-Audit Committee
Leonard C. Tallerine, Jr.          47        1997      Director(c)
Mark C. Licata                     47        1997      Director (a)
James B. Kreamer                   58        1993      Director(c)-Compensation Committee
Mark C. Barrett                    47        1996      Director(b)-Audit and Compensation Committees
Michael Springs                    47        1996      Director(c)
Harold First                       61        1997      Director(b)-Audit and Compensation Committee
--------------------------------

 (a) These persons are designated as Class III directors, with their term of office expiring at the annual meeting of shareholders in 1998.
(b) These persons are designated as Class II directors, with their term of office expiring at the annual meeting of shareholders in 2000.
(c) These persons are designated as Class I directors, with their term of office expiring at the annual meeting of shareholders in 1999.

      Set forth below are descriptions of the principal occupations, during at least the past five years, of the directors and executive officers of the Company.

      H. James Maxwell received a B.A. degree in Economics from the University of Missouri-Kansas City and received his Law Degree from that same university in 1972. Mr. Maxwell practiced securities law from 1972 to 1984, and was a frequent author and speaker on oil and natural gas tax and securities law. He served as a General Partner of Castle Royalty Limited Partnership from 1984 to 1988, Managing General Partner of PAN Petroleum MLP from 1987 to 1992, both of which were predecessors of the Company, President of the Company from 1992 to 1997 and Chief Executive Officer and Chairman of the Board of the Company from 1992 to date.

      Larry M. Wright received his B.S. Degree in Chemical Engineering from the University of Oklahoma in 1966. From 1966 to 1976 he was with Union Oil Company of California (UNOCAL). From 1976 to 1980, he was with Texas International Petroleum Corporation, ultimately as division operations manager. From 1980 to 1981, he was with what is now Transamerica Natural Gas Company as Vice
President-Exploration and Production. From 1981-1982, he was Senior Vice President of Operations for Texas International Petroleum Corporation, and, from 1983 to 1985, he was Executive Vice President of Funk Fuels Corp., a subsidiary of Funk Exploration. From 1985 to 1993, Mr. Wright was an independent consultant to the Company and its predecessors. From 1993 to 1997, he served as Executive Vice President of the Company and since October 1997, has served as President and Chief Operating Officer.

      Robert G. Wonish received his B.S. in Mechanical Engineering in 1975 from the University of Missouri-Rolla. He was a production engineer with Amoco from 1975 to 1977, Napeco, Inc. from 1977 to 1979; Division Operation Engineer with Texas International from 1979 to 1980; Production Manager with Cliffs Drilling Company from 1980 to 1984 and District Superintendent with Ladd Petroleum Corporation from 1985 to 1991. He then worked as a consultant, starting with the Company in 1992, and became an employee in 1993, serving as Senior Vice President - Operations.

     Edward A. Bush, Jr., received his B.S. Degree in Geology from Baldwin Wallace College in 1964 and his M.A. in Geology from Bowling Green State University in 1966. He served in various geological and exploration capacities with Exxon (1968-75), Union Texas Petroleum (1975-79), Home Petroleum Corp. (1979-81), Traverse Oil Co. (1981-83) and Sohio Petroleum Co. (1983-85). From 1985 to 1995 he served first as Exploration Manager, then Vice President of Exploration and later Vice President of Operations for Columbia Gas Dev. Corp. From 1995 to 1996 he served as Vice President-Exploration and President of Howell Petroleum Corp. He presently serves with the Company as Senior Vice President-Geology/Geophysics.

      William J. Doyle received his Masters in Geology in 1975 from Texas A&M University and his B.S. in Earth Sciences from the University of New Orleans in 1973. From 1975 to 1978 he was a geologist with Mobil Oil focusing on offshore Gulf of Mexico projects. From 1978 to the present he has worked as an employee and consultant for various oil and natural gas exploration companies operating in the Gulf Coast. He joined the Company as a consulting geologist in 1992 and became a Vice President in 1995.

      Barbara A. Whitton joined Goldking in 1993 as the Manager of Revenue Accounting and was appointed Vice President-Marketing/Planning in 1997. Prior to Goldking, Ms. Whitton had experience in accounting, finance and marketing with Hall-Houston Oil Company (1991-1993), UMC Petroleum Corporation (1987-1989), Energy Assets International (1984-1987) and Sohio Petroleum (1982-1984). She was made Vice-President-Marketing/Planning following the acquisition of Goldking.

      Todd R. Bart received his B.B.A. in Accounting from Abilene Christian University in 1987. He worked in the energy industry with Pennzoil Company from 1987 to 1990 and the public accounting firm of Arthur Andersen and Company from 1990 until 1992. From 1992 to 1995 he worked for Yellow Freight System, Inc., a trucking company, in financial accounting and reporting. He joined the Company as Controller in 1995 and was elected Chief Financial Officer and Secretary in 1996. He received his C.P.A. designation in Texas in 1990 and in Kansas in 1993, and is a member of the A.I.C.P.A.

      Larry W. Miller received his B.S. Degree in Business Administration/Accounting from Central Missouri State University in 1971. He received his MBA Degree from Rockhurst College in Kansas City in 1982. From 1971 to 1975 he worked for Seaboard Allied Milling Corp., a grain company, as Manager of the grain accounting department. From 1975 to 1998 he worked for Petroleum Production Management Inc., a privately owned independent oil & gas operator, in various accounting positions ultimately as Vice President and Chief Financial Officer. He joined the Company in 1998 and was elected Treasurer in 1998. He received his C.P.A. designation in Missouri in 1987 and is currently a member of the A.I.C. P. A.

     A. Theodore Stautberg, Jr. has since 1981 been the President and a director of Triumph Resources Corporation and its parent company, Triumph Oil and Gas Corporation of New York. Triumph engages in the oil and natural gas business, assists others in financing energy transactions, and serves as general partner of Triumph Production L.P. Mr. Stautberg is also the president of Triumph Securities Corporation and BT Energy Corporation. Prior to forming Triumph in 1981, Mr. Stautberg was a Vice President of Butcher & Singer, Inc., an investment-banking firm, from 1977 to 1981. From 1972 to 1977, Mr. Stautberg was an attorney with the Securities and Exchange Commission. Mr. Stautberg is a graduate of the University of Texas and the University of Texas School of Law.

      Donald W. Chesser received his B.B.A. in Accounting from Texas Tech University in 1963 and has served with several certified public accounting firms since that time, including eight years with Elmer Fox and Company. From 1977 to 1981, he was with IMCO Enterprises, Inc. Since 1982 he has been a shareholder and President of Chesser & Company, P.A., a certified public accounting firm. He is also President of Financial Advisors, Inc., a registered investment advisor.

      Leonard C. Tallerine, Jr., graduated from Rice University's Advanced Management Institute and holds undergraduate and graduate degrees in accounting from the University of Houston. Mr. Tallerine practiced as a CPA with Price Waterhouse and KPMG from 1972 through 1980, specializing in oil and natural gas tax issues. From 1981 through 1986, he served as co-managing and general partner of Paso Grande Investment, Ltd., an oil and natural gas real estate holding company and served as Chairman of the Texas Guarantee National Bank from 1983 to 1986. In 1987, he founded the Union Companies and in 1991 became Chairman and Chief Executive Officer of Goldking. In July 1997 Mr. Tallerine was appointed a Director, following the Company's acquisition of Goldking.

      Mark C. Licata received a Bachelor of Business Administration and Accounting (1972) and a law degree (1976) from the University of Texas. He was employed in the private practice of law from 1976 through 1985 and then served as President and Chief Operating Officer of Vista Host, Inc. and later as President and Chief Operating Officer of the publicly held McFaddin Ventures, Inc. In 1988, Mr. Licata returned to the practice of law in Houston with Looper, Reed, Mark & McGraw, where he remained until he joined Goldking as President in 1996. In July 1997 Mr. Licata was appointed a Director, following the Company's acquisition of Goldking.

      James B. Kreamer received his B.S. Degree in Business from the University of Kansas in 1963 and has been active in investment banking since that time. Since 1982 he has managed his personal investments.

      Mark C. Barrett received his B.S. Degree in Business Administration/Accounting in 1972 and is licensed to practice as a Certified Public Accountant in both Kansas and Missouri. He was a partner in the firm Drees Dunn Lubow and Company from 1974 until 1981. He founded Barrett & Associates, a certified public accounting firm, in 1981 and is the president and majority shareholder in that firm. His firm served as the Company's independent public accountants from 1985 to 1995.

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

     Harold First has been self-employed as a financial consultant since 1993. From 1990 to 1993 he was Chief Financial Officer of Icahn Holding Corp. and also served as Senior Vice President of Trans World Airlines, Inc. from 1992 to 1993. Mr. First is currently a director of Marvel Entertainment Group, Inc., Toy Biz, Inc., Cadus Pharmaceutical Corp. and Tele-Save Holdings, Inc. He was nominated for election to the Board of Directors pursuant to an agreement with shareholder Carl C. Icahn.

      None of the officers or directors serve pursuant to employment agreements.

The Board of Directors

      The Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance and governance of the Company, although it is not involved in day-to-day operating details. Directors are kept informed of the Company's business by various reports and documents, as well as by operating and financial reports presented at Board and committee meetings by the Chairman and other officers.

      Meetings of the Board of Directors are regularly held each quarter and following the annual meeting of the shareholders. Additional meetings, including meetings by telephone conference call, of the Board may be called whenever needed. The Board of Directors of the Company held eleven meetings in 1997, six of which were meetings by telephone conference call.

Committees of the Board

         The committees established by the Board of Directors to assist it in the discharge of its responsibilities are described below. The previous table identifies the committee memberships currently held.

         The Audit Committee has three members, none of whom is an employee of the Company. The Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of its financial reporting; the Committee also meets with the independent accountants concerning these matters. The Committee recommends to the Board the appointment of the independent accountants, subject to ratification by the shareholders at the annual meeting. The independent accountants periodically meet alone with the Committee and have unrestricted access to the Committee. The Committee met once in 1997.

         The Compensation Committee has three members, none of whom is an employee of the Company. It makes recommendations to the Board with respect to the compensation of Senior management of the Company and the Company's Long-Term Incentive Plan. The Committee met once in 1997.

Beneficial Ownership Reporting Compliance

         Based solely upon a review of copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 1997 and Forms 5 and amendments thereto with respect to such year and certain written representations that no Form 5 is required, the Company is not aware of any failure on the part of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company during fiscal 1996 to file on a timely basis any form or report required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

Item 11. Executive Compensation.

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation paid to the Company's Chief Executive Officer and each executive officer whose compensation exceeded $100,000 during 1997.


                                                                         Long-Term Incentive Plan
                                                                -------------------------------------------
                                   Annual Compensation                     Awards               Payouts
                           ------------------------------------
                                                                 Restricted     Securities                     All
                                                                    Stock       Underlying        LTIP        Other
      Position             Year   Salary ($)        Bonus ($)    Award(s)($)    Options (#)    Payouts($)    Comp.($)
----------------------    -----  ------------     ------------  ------------  --------------  -----------  -----------
H. James Maxwell           1997     215,100          21,400           0           600,000          0         22,500
  Chairman and Chief       1996     166,900             0             0              0             0         22,500
  Executive Officer        1995     153,500             0             0            24,615          0         22,500

Larry M. Wright            1997     205,500          20,500           0           400,000          0         22,500
  President                1996     160,300             0             0              0             0         22,500
                           1995     147,300             0             0              0             0         22,100

Edward A. Bush(b)          1997     121,523             0             0            20,000          0         18,200
  Senior Vice President    1996       9,231             0             0              0             0           0

Robert G. Wonish           1997     117,100          12,800        20,000          40,000          0         19,500
  Senior Vice President    1996     100,200             0             0              0             0         15,000
                           1995      92,100             0             0              0             0         13,800
----------
(a)  The "other  compensation"  represents  contributions to the accounts of the employees under the Company's Employee Stock Ownership Plan.
(b)  Mr. Bush joined the Company in December 1996.



Option Grants in Last Fiscal Year

                     Number of    Percent of
                    Securities   total options
                    Underlying    granted to      Exercise or     Market price                  Per Share
                     Options      employees       Base price        at date     Expiration      Grant Date
          Name       Granted    in fiscal year    ($/Share)        of grant($)     Date         Value($)(a)
------------------  ----------  --------------   -----------      ------------  -----------     -----------
H. James Maxwell      600,000        50%            $4.45             $4.38       6/20/00           $1.42
Larry M. Wright       400,000        33%            $4.45             $4.38       6/20/00           $1.42
Edward A. Bush         20,000         2%            $4.45             $4.38       6/20/00           $1.42
Robert G. Wonish       40,000         3%            $4.45             $4.38       6/20/00           $1.42

------
(a) The per share grant date value was calculated on the date of the grant using the Black-Scholes Modified American Option Pricing Model. This model uses historical data to forecast future trends and economic research has shown that it may not be indicative of future results. The following assumptions were used in the model for calculating the value: expected volatility-38.4%, risk free rate of return-6.1%, dividend yield-0%, term to exercise-date of expiration (3 years).



Aggregate Option and Warrant Exercises. The following table provides information relating to the number and value of Common Shares subject to options exercised during 1997 or held by the named executive officers as of December 31, 1997.

   Aggregated Warrant and Option Exercises in Last Fiscal Year and Fiscal Year
                               End Option Values


                                                                       Number of
                                                                 Securities underlying         Value of unexercised
                            Shares                                Unexercised options              In-the-money
                           Acquired              Value           At fiscal yearend (#)        At fiscal year-end ($)
        Name            On Exercise(#)       Realized($)(a)    Exercisable/Unexercisable    Exercisable/Unexercisable
------------------     ---------------      ---------------   ---------------------------  ---------------------------
H. James Maxwell               0                   0                    600,000/0                         0/0
Larry M. Wright             250,000             568,000                 400,000/0                         0/0
Edward A. Bush                 0                   0                     20,000/0                         0/0
Robert G. Wonish               0                   0                     40,000/0                         0/0

     (a) Value realized is calculated based upon the difference between the options exercise price and the market price of the Common Shares on the date of exercise multiplied by the number of shares to which the exercise price relates.

Objectives and Approach. The overall goals of the Company's executive compensation program are: (i) to encourage and provide an incentive to its executive officers to achieve the Company's strategic business and financial goals, both short-term and long-term, and thereby enhance shareholder value,
(ii) to attract and retain well-qualified executive officers and (iii) to reward individuals for outstanding job performance in a fair and equitable manner when measured not only with respect to the Company's internal performance goals but also the Company's performance in comparison to its peers. The components of the Company's executive compensation are salary, incentive bonuses and awards under its Long Term Incentive Plan and Employee Stock Ownership Plan, each of which assists in achieving the program's goals.

Long Term Incentive Plan. The Company's Long-Term Incentive Plan provides for the granting, to certain officers and key employees of the Company and its participating subsidiaries, of incentive awards in the form of stock options, stock appreciation rights ("SARs"), stock, and cash awards. The Long-Term Incentive Plan is administered by a committee of independent members of the Board of Directors (the "Plan Committee") with respect to awards to certain executive officers of the Company but may be administered by the Board of Directors with respect to any other awards. Except for certain automatic awards, the Plan Committee has discretion to select the employees to be granted awards, to determine the type, size, and terms of the awards, to determine when awards will be granted, and to prescribe the form of the instruments evidencing awards.

         Options, which include nonqualified stock options and incentive stock options, are rights to purchase a specified number of Common Shares at a price fixed at the time the option is granted. Payment may be made with cash or other Common Shares owned by the optionee or a combination of both. Options are exercisable at the time and on the terms that the Plan Committee determines. The payment of the option price can be made either in cash or by the person exercising the option turning in to the Company, Common Shares presently owned by him, which would be valued at the then current market price. SARs are rights to receive a payment, in cash or Common Shares or both, based on the value of the Common Shares. A stock award is an award of Common Shares or denominated in Common Shares. Cash awards are generally based on the extent to which pre-established performance goals are achieved over a pre-established period but may also include individual bonuses paid for previous, exemplary performance. The Plan Committee determines performance objectives and award levels before the beginning of each plan year.

         The Long-Term Incentive Plan allows for the satisfaction of a participant's tax withholding with respect to an award by the withholding of Common Shares issuable pursuant to the award or the delivery by the participant of previously owned Common Shares, in either case valued at the fair market value, subject to limitations the Plan Committee may adopt.

         Awards granted pursuant to the Long-Term Incentive Plan may provide that, upon a change of control of the Company, (a) each holder of an option will be granted a corresponding SAR (b) all outstanding SARs and stock options become immediately and fully vested and exercisable in full, and (c) the restriction period on any restricted stock award shall be accelerated and the restriction shall expire.

         The Long-Term Incentive Plan provides for the issuance of a maximum number of Common Shares equal to 20% of the total number of Common Shares outstanding from time to time. Unexercised SARs, unexercised options, restricted stock, and performance units under the Long-Term Incentive Plan are subject to adjustment in the event of a stock dividend, stock split, recapitalization or combination of the Company, merger or similar transaction and are not transferable except by will and by the laws of descent and distribution. Except when a participant's employment terminates as a result of death, disability, or retirement under an approved retirement plan or following a change in control in certain circumstances, an award generally may be exercised (or the restriction thereon may lapse) only if the participant is an officer, employee, or director of the Company, or subsidiary at the time of exercise or lapse or, in certain circumstance, if the exercise or lapse occurs within 180 days after employment is terminated.

         Under the Company's Long-Term Incentive Plan all full time employees share a bonus equal to 1% of the Company's cash flow, in accordance with GAAP, exclusive of extraordinary and non-recurring items. The bonuses are paid to all full time (1,000+ hours) employees at the time of delivery of the independent audit. The bonuses are allocated to the full time employees based upon their salary at December 31. Former Goldking employees received proportionate participation for 1997, based upon their five months employment with the Company.

         The Long-Term Incentive Plan may be amended by the Board of Directors. No grants or awards may be made under the Long-Term Incentive Plan after the tenth anniversary of the plan. No shareholder approval will be sought for amendments to the Long-Term Incentive Plan except as required by law (including Rule 16b-3 under the Exchange Act) or the rules of any national securities exchange on which the Common Shares are then listed.

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

Employee Stock Ownership Plan. In 1994, the Company adopted the PANACO, Inc. Employee Stock Ownership Plan ("ESOP"). Pursuant to the terms of the ESOP, the Company may contribute up to fifteen percent (15%) of the participant's annual compensation to the ESOP. ESOP assets are allocated in accordance with a formula based on participant compensation. In order to participate in the ESOP, a participant must complete at least one thousand hours of service to the Company within twelve consecutive months. Former Goldking employees will receive proportionate participation for 1997, based upon their five months employment with the Company. A participant's interest in the ESOP becomes one hundred percent vested after three years of service to the Company. Benefits are distributed from the ESOP at such time as a participant retires, dies or terminates service with the Company in accordance with the terms and conditions of the ESOP. Benefits may be distributed in cash or in shares of the Company's common stock. No participant contributions are allowed to be made to the ESOP.

         Company contributions to the ESOP may be in the form of Common Shares or cash. Cash contributions may be used, at the discretion of the Board of Directors, to purchase Common Shares in the open market or from the Company at prevailing prices. The allocation of ESOP assets is determined by a formula based on participant compensation. Participation in the ESOP requires completion of more than one thousand (1,000) hours of service to the Company. The ESOP is intended to satisfy any applicable requirements of the Internal Revenue Code of 1986 and the Employee Retirement and Income Security Act of 1974. The Company has been advised that its contributions to the ESOP will be deductible for Federal Income Tax purposes, and the participants will not recognize income on their allocated share of ESOP assets until such assets are distributed. As of December 31, 1997, the ESOP owned of record 77,618 Common Shares. Such Common Shares are owned beneficially by the employees of the Company.

Compensation of Directors

      In order to align the interests of the Company's shareholders and its directors, directors do not receive cash compensation. Non-employee directors are compensated for their services with shares of the Company's common stock, receiving $1,000 in Common Shares for attending Board of Directors meetings, $500 in Common Shares for attending committee meetings and $200 in Common Shares for participating in telephone meetings. Officers of the Company who serve as directors do not receive additional compensation for serving on the Board of Directors or a committee thereof. Directors are reimbursed for travel expenses incurred in attending Board of Directors or committee meetings.

         The following table shows information with respect to restricted stock awards owned by non-employee directors.

     Name                  Date of Grant           Shares          Price
----------------          ------------------      --------        -------
Michael Springs            September 4, 1996        2,447          $4.09
Mark C. Barrett            September 4, 1996        2,447           4.09
Harold First               October 8, 1997          2,315           4.32
      Total                                         7,209


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information with respect to beneficial ownership of the Company's Common Stock by (a) each officer and director of the Company, (b) all officers and directors of the Company as a group, and (c) for each person who beneficially owns 5% or more of the Common Stock as of March 24, 1998. Except as set forth in footnote (c) below, each shareholder has sole voting and sole investment power over all shares.


                                                                               Shares Owned Beneficially(a)
                Directors and Executive Officers                                  Number       Percent
------------------------------------------------------------------------------  ----------    ---------
  H. James Maxwell; Chief Executive Officer and Chairman of the Board.........     897,586       3.75%
  Larry M. Wright; President, Chief Operating Officer and Director............   1,061,614       4.44
  Robert G. Wonish; Sr. Vice President-Operations.............................      66,410        .28
  Edward A. Bush, Jr.; Sr. Vice President-Geology/Geophysics..................      21,000        .09
  William J. Doyle; Vice President-Exploitation...............................      16,288        .07
  Todd R. Bart; Chief Financial Officer , Secretary and Director..............      33,997        .14
  Larry W. Miller, Treasurer..................................................          --        --
  A. Theodore Stautberg, Jr.; Director........................................      17,447        .07
  Donald W. Chesser; Director.................................................       2,235        .01
  Leonard C. Tallerine, Jr.; Director.........................................   1,548,784       6.48
  Mark C. Licata; Director....................................................   1,606,146       6.70
  James B. Kreamer; Director..................................................      52,251        .22
  Michael Springs; Director...................................................       4,292        .02
  Mark C. Barrett; Director...................................................       3,824        .02
  Harold First; Director......................................................       2,791        .01
  All Directors and Officers as a group (15 persons)..........................   5,334,665      22.30%




                                                                                  Shares Owned Beneficially
Beneficial Owners of 5% or more (excluding persons named above)                    Number         Percent
------------------------------------------------------------------------------    -----------   ------------
  Carl C. Icahn (b)...........................................................     3,030,000       12.67%
  % Icahn Associates Corp.
  767 Fifth Avenue, 47th Floor
  New York, NY  10153

  R. B. Haave Associates, Inc. ...............................................     1,887,600        7.89
  36 Grove Street
  New Canaan, CT  06840

  Richard A. Kayne (c)........................................................     1,757,576        7.35
  % Kayne Anderson Investment Management, Inc.
  1800 Avenue of the Stars, #200
  Los Angeles, CA  90067

  Croft-Leominster, Inc.......................................................     1,617,000        6.76
  207 East Redwood Street, Suite 802
  Baltimore, Maryland  21202

--------------

     (a) Includes 1,100,000 currently exercisable options to purchase shares, at $4.45 per share, held by the following: Mr. Maxwell-600,000; Mr. Wright-400,000; Mr. Wonish-40,000; Mr. Bush-20,000; Mr. Doyle-10,000
          and Mr. Bart-30,000. These options are exercisable any time before June 20, 2000. However, the holder may not dispose of the shares acquired upon exercise for a period of three years and must remain an employee of PANACO during that three-year period. Otherwise, the shares may be reacquired by PANACO at the person's cost, thereby denying them the benefit of the option.
     (b) Mr. Icahn is the sole stockholder of Riverdale Investors Corp. Inc., the general partner of High River Limited Partnership, the record holder of these shares.
     (c) The reported shares are owned by seven investment accounts (including four investment limited partnerships, two insurance companies and an offshore corporation), managed, with discretion to purchase or sell securities, by KAIM Non-Traditional, L.P., a registered investment adviser. The four investment limited partnerships beneficially own 1,466,667 shares that are issuable upon the exercise of warrants which expire on December 31, 1998. KAIM Non-Traditional, L.P. is the sole or managing general partner of three of the limited partnerships and a co-general partner of the fourth. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne, Anderson Investment Management, Inc., the sole general partner of KAIM Non-Traditional, L.P. Mr. Kayne is also the managing general partner of one of the limited partnerships and a limited partner of each of the limited partnerships. KAIM Non-Traditional, L.P. is an investment manager of the offshore corporation. Mr. Kayne is a director of one of the insurance companies. All shares have shared voting and investment power.

KAIM Non-Traditional, L.P. disclaims beneficial ownership of the shares reported, except for those shares attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him or attributable to him by virtue of his limited and general partner interests in the limited partnerships and by virtue of his indirect interest in the interest of KAIM Non-Traditional, L.P. in the limited partnerships.

Item 13.  Certain Relationships and Related Transactions.

         A. Theodore Stautberg, Jr., is an officer, director and beneficial shareholder of Triumph Securities Corporation ("Triumph Securities"), which provided certain services in connection with the 1996 offering of Common Shares. In connection with the services so provided, Triumph Securities received $268,906, representing .8% of the 6.8% underwriters discount.

         Mark C. Barrett's CPA firm, Barrett and Associates, served as the Company's independent accountants for the years 1985 through 1995. During 1996 his CPA firm was paid $53,400 for accounting services related to the audit of the fiscal year 1995. Mr. Barrett's firm has provided advice on tax matters during 1997.

         H. James Maxwell and Bob F. Mallory are the partners in 1050 Blue Ridge Building Partnership, which owns a 5,200 square foot office building at 1050 West Blue Ridge Boulevard, Kansas City, Missouri, which it leases to the Company on a triple net basis for $4,000 per month for a term of ten years, expiring in 2003. Mr. Mallory recently resigned from his positions as Executive Vice President and Director of the Company. The lease was approved by the Board of Directors, which determined that the rate was as good or better than that which could be obtained from a non-affiliated party.

         Larry M. Wright exercised warrants to purchase 90,000 Common Shares in July 1997, at an exercise price of $2.00 per share and 160,000 common shares in October 1997 at an exercise price of $2.375 per share, for an aggregate of $560,000. The warrants were originally granted to Mr. Wright in 1991.

         Michael Springs and Mark C. Barrett, were each issued restricted stock awards of 2,447 Common Shares upon their election to the Board of Directors in 1996. Harold First was likewise issued 2,315 Common Shares upon his election to the Board of Directors in October 1997.

     In connection with the Goldking Acquisition, Mark C. Licata and Leonard C. Tallerine, Jr. were paid a total of $27,539,000, including 1,606,146 and 1,548,784 restricted Common Shares respectively, issued at the closing on July 31, 1997. Messrs. Licata and Tallerine have certain rights to require the Company to register such Common Shares for resale. Messrs. Licata and Tallerine were the sole beneficial owners of Goldking. See "Business - Goldking Acquisition." After the Senior Note offering, $6,000,000 in promissory notes, received by Messrs. Licata and Tallerine as a portion of the acquisition consideration, were paid by the Company.

         On October 8, 1996 the Company borrowed $17,000,000 from lenders advised by Kayne, Anderson Investment Management, Inc. ("Kayne Anderson"). Of this amount, $8,500,000 was repaid on March 6, 1997 from the proceeds of the Company's public offering of common stock. The Company paid certain expenses, including legal fees, of those lenders in 1996 and 1997. During the first quarter of 1996, lenders advised by Kayne Anderson exercised warrants issued to them in connection with the 1993 subordinated notes, and receiving 816,526 Common Shares. Those shares were sold during 1997. In October 1997, $8,500,000 in 1996 Tranche A Convertible Subordinated Notes due October 8, 2003, convertible into 2,060,606 common shares on the basis of $4.125 per share, were prepaid by the Company. Warrants to purchase 2,060,606 common shares at a price of $4.125 per share, which may be exercised until December 31,1998, were issued as part of the terms of the prepayment.

         H. James Maxwell and former officer and Director Bob F. Mallory are personal guarantors of the Company's obligation to plug the wells and remove the platforms on the West Delta properties acquired from Conoco, Arco (now Vastar), Texaco and Oxy in 1991.

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

(a)    See Index to Financial Statements, Page F-1.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

       October 7, 1997     Amendment to Form 8-K on Acquisition of Properties

       October 10, 1997    Amendment to Form 8-K on Acquisition of Properties

(c)    Exhibits and Financial Statement Schedules.

    Exhibit
    Number       Description
   --------     -------------
     3.1* Certificate of Incorporation of the Company.

     3.2* Amendment to Certificate of Incorporation dated November 19, 1991.

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

     4.4***  Indenture  dated  October 9, 1997,  among the Company and UMB Bank,
          N.A., as trustee.

     4.5*** Registration  Rights  Agreement,  dated as of October 9, 1997, among
          PANACO, Inc., and BT Alex Brown, First Union Capital Markets Corp, A.G. Edwards & Sons Inc. and Gaines, Berland Inc.

     4.6*** Form of 10 5/8 % Series B Senior Note due 2004

     10.1* PANACO, Inc. Long-Term Incentive Plan.

     10.13** PANACO, Inc. Employee Stock Ownership Plan & Trust.

     10.13.1 Amendment to PANACO, Inc. Employee Stock Ownership Plan.

     10.14Purchase and Sale  Agreement,  dated August 26,  1996,  between  Amoco
          Production Company and PANACO, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 28, 1996, and incorporated herein by this reference.

     10.17Purchase and Sale Agreement,  dated November 11, 1996 between National
          Energy Group, Inc. and PANACO, Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 29, 1997, and incorporated herein by this reference.

     10.18Restated Merger  Agreement  dated July 30, 1997 between PANACO,  Inc.,
          The Union Companies, Inc., Leonard C. Tallerine, Jr. and Mark C. Licata, filed with the Commission as an exhibit to the Current Report on Form 8-K on August 15, 1997, and incorporated herein by this reference.

     10.19Form of Executive Officer and Director Indemnification Agreement, filed with the Commission as an exhibit to the Company's Form 10-Q on August 15, 1997, and incorporated herein by this reference.

     10.20***Form of Warrant to Purchase Shares of Common Stock of PANACO,  Inc.
          issued by the Company on October 9, 1997 to Offense Group Associates, L.P., Kayne, Anderson Non-Traditional Investments, L.P., ARBCO Associates, L.P., Opportunity Associates, L.P., Kayne, Anderson Offshore Limited, Foremost Insurance Company, TOPA Insurance Company, and EOS Partners, L.P., with respect to an aggregate of 2,060,606 shares.

     10.21***Amended and Restated Credit Agreement, dated October 9, 1997, among
          First Union National Bank of North Carolina, as agent, and the lenders signatory thereto, and PANACO, Inc.

     21.1 List of subsidiaries of PANACO, Inc.


     27   Financial Data Schedule.

*Filed with the Registration Statement on Form S-4, Commission File No. 33-44486, initially filed December 13, 1991, and incorporated herein by this reference.

** Filed with the Registration Statement on Form S-1, Commission file No. 333-18233, initially filed December 19, 1996 and incorporated herein by this reference.

***Filed with the Registration Statement on Form S-4, Commission File No. 333-39919, initially filed November 10, 1997 and incorporated herein by this reference.

(d) Financial Statement Schedules. See Index to Financial Statements, Page F-1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                PANACO, Inc.

                By: \s\H. James Maxwell
                      H. James Maxwell, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By: \s\ H. James Maxwell
                     H. James Maxwell,
                     Chief Executive Officer and
                     Director

                By: \s\Larry M. Wright
                      Larry M. Wright,
                      President and Director

                By: \s\Michael Springs
                      Michael Springs, Director

                By: \s\Todd R. Bart
                      Todd R. Bart, Chief Financial
                      Officer, Secretary and Director

                By: \s\Mark C. Barrett
                      Mark C. Barrett, Director

                By: \s\A. Theodore Stautberg
                      A. Theodore Stautberg, Director

                                   PANACO, Inc.
                          INDEX TO FINANCIAL STATEMENTS



PANACO, Inc. -  AUDITED FINANCIAL STATEMENTS                            Page
--------------------------------------------                            ----

   Report of Independent Public Accountants                              F-2

   Independent Auditors' Report                                          F-3

   Consolidated Balance Sheets, December 31, 1997 and 1996               F-4

   Consolidated Statements of Income (Operations) for the Years Ended
         December 31, 1997, 1996 and 1995                                F-6

   Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1997, 1996 and 1995            F-7

   Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995                                F-8

   Notes to Consolidated Financial Statements for the Years Ended
         December 31, 1997, 1996 and 1995                               F-10

                    Report of Independent Public Accountants



To the Stockholders and Board of Directors of PANACO, Inc.:

We have audited the accompanying consolidated balance sheets of PANACO, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income (operations), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PANACO, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP

Kansas City, Missouri,
    April 7, 1998

                          Independent Auditors' Report


To the Board of Directors
PANACO, Inc.

We have audited the accompanying balance sheets of PANACO, Inc. (a Delaware corporation) as of December 31, 1995 and the related statement of income (operations), changes in Stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in the 1995 Financial Statements, the Company has given retroactive effect to the change in accounting for its oil and gas operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PANACO, Inc. as of December 31, 1995 and the results of its operations, changes in stockholders' equity and cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



BARRETT & ASSOCIATES
Overland Park, Kansas

February 26, 1996, except for the change in accounting for oil and gas operations, for which the date is June 7, 1996.





                                  PANACO, Inc.
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                    December 31,
                                                                          1997                         1996
CURRENT ASSETS                                                           ------                       ------

Cash and cash equivalents                                            $   36,909,000              $   1,736,000
Accounts receivable                                                       9,735,000                  6,197,000
Investment in marketable securities                                             ---                  1,642,000
Prepaid and other                                                           626,000                    424,000
                                                                       ------------               ------------
       Total current assets                                              47,270,000                  9,999,000
                                                                       ------------               ------------

OIL AND GAS PROPERTIES, AS DETERMINED
BY THE SUCCESSFUL EFFORTS METHOD
OF ACCOUNTING
    Oil and gas properties, proved                                      198,840,000                125,283,000
    Oil and gas properties, unproved                                     12,947,000                  7,128,000
    Less accumulated depreciation, depletion and amortization           (99,239,000)               (81,871,000)
                                                                       ------------                -----------
       Net oil and gas properties                                       112,548,000                 50,540,000
                                                                        -----------                -----------

PROPERTY, PLANT, AND EQUIPMENT
    Pipelines and equipment                                              14,875,000                 10,534,000
    Less accumulated depreciation                                        (1,416,000)                  (327,000)
                                                                       ------------                -----------
       Net property, plant and equipment                                 13,459,000                 10,207,000
                                                                       ------------                -----------

OTHER ASSETS
    Deferred debt costs, net                                              3,813,000                    611,000
    Restricted deposits                                                   2,256,000                  2,115,000
    Other                                                                   283,000                    296,000
                                                                      -------------                -----------
Total other assets                                                        6,352,000                  3,022,000
                                                                      -------------                -----------

TOTAL ASSETS                                                         $  179,629,000               $ 73,768,000
                                                                     ==============               ============



                   The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  December 31,
                                                                        1997                     1996
                                                                       ------                   ------
CURRENT LIABILITIES
    Accounts payable                                                $ 17,225,000             $   6,246,000
    Interest payable                                                   2,416,000                   524,000
    Current portion of long-term debt                                       ---                       ---
                                                                    ------------               -----------
       Total current liabilities                                      19,641,000                 6,770,000
                                                                    ------------               -----------


LONG-TERM DEBT                                                       101,700,000                49,500,000

DEFERRED INCOME TAXES                                                  3,100,000                      ---

COMMITMENTS AND CONTINGENCIES                                               ---                       ---

STOCKHOLDERS' EQUITY

    Preferred Shares, $.01 par value,
       5,000,000 shares authorized; no
       shares issued and outstanding                                        ---                       ---
    Common Shares, $.01 par value,
       40,000,000 shares authorized;
       23,913,531 and 14,350,255 shares
       issued and outstanding, respectively                              239,000                   143,000
    Additional paid-in capital                                        69,041,000                31,490,000
    Retained earnings (deficit)                                      (14,092,000)              (14,135,000)
                                                                    ------------              ------------
       Total Stockholders' Equity                                     55,188,000                17,498,000
                                                                    ------------              ------------






TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 179,629,000             $ 73,768,000
                                                                   =============             ============








                   The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.




                                  PANACO, Inc.
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                                                                           Year Ended December 31,
                                                              1997                 1996                1995
REVENUES                                                   ===========          ===========        ============
    Oil and natural gas sales                              $37,841,000          $20,063,000        $ 18,447,000

COSTS AND EXPENSES
    Lease operating expense                                 11,305,000            8,477,000           8,055,000
    Depreciation, depletion and amortization                18,866,000            9,022,000           8,064,000
    General and administrative expense                       1,764,000              772,000             690,000
    Production and ad valorem taxes                            721,000              559,000           1,078,000
    Exploratory dry hole expense                                67,000                  ---           8,112,000
    Geological and geophysical expense                         286,000                  ---                 ---
    Provision for losses on disposition
       and write-down of assets                                    ---                  ---             751,000
    West Delta fire loss                                           ---              500,000                 ---
                                                          ------------          -----------         -----------
Total                                                       33,009,000           19,330,000          26,750,000
                                                          ------------          -----------         -----------

OPERATING INCOME (LOSS)                                      4,832,000              733,000          (8,303,000)
                                                          ------------          -----------         -----------

OTHER INCOME (EXPENSE)
    Gain (loss) on investment in common stock                   75,000             (258,000)                ---
    Interest income                                            745,000               29,000               5,000
    Interest expense                                        (4,675,000)          (2,543,000)           (992,000)
                                                         -------------          -----------         -----------
       Total                                                (3,855,000)          (2,772,000)           (987,000)
                                                         -------------          -----------         -----------
INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY ITEM                               977,000           (2,039,000)         (9,290,000)
INCOME TAXES                                                       ---                  ---                 ---
                                                         -------------          -----------         -----------
INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                         977,000           (2,039,000)         (9,290,000)
EXTRAORDINARY ITEM - Loss on early
    retirement of debt                                        (934,000)                 ---                 ---
                                                         -------------          -----------        ------------
NET INCOME (LOSS)                                        $      43,000         $( 2,039,000)       $ (9,290,000)
                                                         =============          ===========        ============

BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE
    Income (loss) before extraordinary item              $         .05         $       (.16)       $       (.81)
    Extraordinary item                                            (.05)                 ---                 ---
                                                         -------------          -----------        ------------
    Net income (loss)                                    $         ---         $       (.16)       $       (.81)
                                                         =============          ===========        ============

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                                       20,781,205            12,742,213         11,504,615
                                                         =============          ============       ============

DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                                       21,024,847            12,742,213         11,504,615
                                                         =============          ============       ============



                    The accompanying notes are an integral part of these consolidated statements.



                                  PANACO, Inc.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                      Common         Additional       Retained
                                                                       Share           Paid-In        Earnings
                                                       Shares        Par Value         Capital        (Deficit)
                                                    ==========      ==========       ===========   =============
Balances, December 31, 1994                         10,220,138      $ 102,000        $17,586,000   $ (2,806,000)

   Net loss                                                ---            ---                ---     (9,290,000)
   Exercise of stock options and warrants            1,181,602         12,000          3,137,000            ---
   Issuance of new shares                              102,875          1,000            432,000            ---
                                                    ----------     ----------         ----------    -----------
Balances, December 31, 1995                         11,504,615        115,000         21,155,000    (12,096,000)

   Net loss                                                ---            ---                ---     (2,039,000)
   Exercise of warrants, shares issued under
      Employee Stock Ownership Plan and
      Director stock bonuses                           845,640          8,000          1,955,000           ---
   Acquisition of properties                         2,000,000         20,000          8,380,000           ---
                                                    ----------      ---------         ----------    -----------
Balances, December 31, 1996                         14,350,255        143,000         31,490,000    (14,135,000)

   Net income                                              ---            ---                ---         43,000
   Exercise of warrants, shares issued under
      Employee Stock Ownership Plan and
      Director and employee stock bonuses              324,346          3,000            783,000           ---
   Issuance of warrants to retire debt                     ---            ---            450,000           ---
   Acquisition of properties                         3,238,930         33,000         14,381,000           ---
   Issuance of new shares                            6,000,000         60,000         21,937,000           ---
                                                    ----------      ---------        -----------   ------------
Balances, December 31, 1997                         23,913,531      $ 239,000        $69,041,000   $(14,092,000)
                                                    ==========      =========        ===========   ============









                   The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.



                                  PANACO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                    1997              1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES                          ============        ============       ============
   Net income (loss)                                          $    43,000         $ (2,039,000)      $ (9,290,000)
   Adjustments to reconcile  net income (loss) to
    net cash provided by operating activities:
     Extraordinary item                                           934,000                 ---                ---
     Depreciation, depletion and amortization                  18,866,000           9,022,000          8,065,000
     Exploratory dry hole expense                                  67,000                 ---          8,112,000
     Provision for losses on disposition
       and write-down of assets                                       ---                 ---            751,000
     Loss (gain) on investment in common stock                    (75,000)            258,000                ---
     ESOP stock contribution                                      165,000             122,000            132,000
     Changes in operating assets and liabilities,
      net of acquisitions:
         Accounts receivable                                     (969,000)         (1,811,000)        (2,155,000)
         Prepaid and other                                        129,000             274,000           (125,000)
         Accounts payable                                       4,172,000           1,803,000          2,916,000
         Interest payable                                       1,822,000             363,000            (24,000)
                                                              -----------          ----------         ----------
             Net cash provided by operating activities         25,154,000           7,992,000          8,382,000
                                                              -----------          ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of oil and gas properties                87,000           9,017,000             11,000
   Proceeds from the sale of investment in common stock         1,717,000                 ---                ---
   Capital expenditures and acquisitions                      (41,997,000)        (43,050,000)       (21,841,000)
   Increase in restricted deposits                               (141,000)         (2,115,000)               ---
   Other                                                              ---              96,000                ---
                                                             ------------         -----------        -----------
     Net cash used in investing activities                    (40,334,000)        (36,052,000)       (21,830,000)
                                                             ------------         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the common stock offering, net                21,997,000                 ---                ---
   Long-term debt proceeds                                    112,459,000          38,514,000         16,890,000
   Repayment of long-term debt                                (84,742,000)        (11,753,000)        (7,000,000)
   Proceeds from the issuance of common shares -
       exercise of warrants and options                           639,000           1,837,000          3,173,000
                                                             ------------         -----------        -----------
     Net cash provided by financing activities                 50,353,000          28,598,000         13,063,000
                                                             ------------         -----------        -----------

NET INCREASE (DECREASE) IN CASH                                35,173,000             538,000           (385,000)

CASH AT BEGINNING OF YEAR                                       1,736,000           1,198,000          1,583,000
                                                             ------------         -----------        -----------

CASH AT END OF YEAR                                          $ 36,909,000        $  1,736,000       $  1,198,000
                                                             ============        ============       ============


                   The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 1997:

The Company issued 10,649 common shares as director and employee bonuses and contributed 24,332 shares to the ESOP. The Company also issued 3,238,930 common shares, $6.0 million in notes, assumed $19.2 million in debt and net liabilities and recorded a $3.1 million deferred tax liability in connection with an acquisition.

The Company issued 2,060,606 warrants to acquire common shares to a former lender in connection with debt which was prepaid in 1997.

For the year ended December 31, 1996:

The Company issued 2,000,000 common shares totaling $8.4 million to Amoco Production Company in connection with an acquisition of oil and gas assets.

The Company issued 2,447 common shares each to two new directors. The Company also issued 24,220 shares to the ESOP.

The Company received 477,612 shares of National Energy Group, Inc. common stock in connection with the sale of the Bayou Sorrel Field.

For the year ended December 31, 1995:

The Company issued 97,680 common shares totaling $409,000 in exchange for oil and gas properties.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year ended December 31:

                               1997              1996             1995
                               ----              ----             ----

Interest                   $2,552,000        $2,218,000       $1,016,000
                           ==========        ==========       ==========

Income taxes               $     ---         $     ---        $     ---
                           ===========       ==========       ==========

                                  PANACO, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is an independent oil and natural gas exploration and production company with operations focused in the Gulf of Mexico and onshore in the Gulf Coast region. It operates in an environment with many financial and operating risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon obtaining the necessary capital through operating cash flow, borrowings or the issuance of additional equity.

Revenue Recognition

The Company recognizes its ownership interest in oil and gas sales as revenue. Gas balancing arrangements with partners in natural gas wells are accounted for by the entitlements method. At December 31, 1997 and 1996 both the quantity and dollar amounts of such arrangements recorded in the Consolidated Balance Sheet were immaterial.

Hedging Transactions

The Company hedges the prices of its oil and gas production through the use of oil and natural gas hedge and swap contracts within the normal course of its business. The Company uses hedge and swap contracts to reduce the effects of fluctuations in oil and natural gas prices (see Note 7). Changes in the market value of these contracts are deferred and subsequent gains and losses are recognized monthly as adjustments to revenues in the same production period as the hedged item. Contracts are placed with major financial institutions that the Company believes have minimal credit risk.

Income Taxes

The Company records income taxes in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Oil and Gas Producing  Activities and  Depreciation,  Depletion and Amortization

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are capitalized. Non-drilling exploratory costs including geological and geophysical costs and delay rentals are expensed. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. Estimated future abandonment costs are recorded by charges to depreciation and depletion expense over the lives of the proved reserves of the properties. The carrying amounts of unproved properties are not depleted until a determination of reserves has been made. The carrying amounts of proven and unproven properties are reviewed periodically on a field-by-field basis, based on future net cash flows determined by independent engineering firms, and an impairment reserve is provided as conditions warrant. A provision for the write down of assets in the amount of $751,000 was incurred in 1995. Fees for processing and transporting oil and natural gas for others are treated as a reduction of lease operating expense related to the facilities and infrastructure.


Capitalized Interest

The Company  capitalizes  interest costs  associated  with unproved  properties.
Interest  capitalized  in  1997,  1996  and  1995  was  $513,000,   $0  and  $0,
respectively.

Property, Plant & Equipment

Property and equipment are carried at cost. Oil and natural gas pipelines and equipment are depreciated on the straight-line method over their estimated lives, primarily fifteen years. Other property is also depreciated on the straight-line method over their estimated lives, ranging from three to ten years.

Amortization of Deferred Debt Costs

Cost incurred in debt financing transactions are amortized over the term of the debt.

Per Share Amounts

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." In accordance with SFAS No. 128, the Company's basic earnings per share amounts have been computed based on the average number of common shares outstanding. Diluted weighted average shares outstanding amounts include the effect of the Company's outstanding stock options and warrants using the treasury stock method when dilutive. Basic and diluted earnings per share were the same for all periods presented.

Stock Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to or higher than the fair market value of the Company's common shares on the date of grant, see Note 8.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, the Company considers all cash investments with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the financial statements, including the use of estimates for oil and gas reserve information and the valuation allowance for deferred income taxes. Actual results could differ from those estimates. Estimates related to oil and gas reserve information and the standardized measure are based on estimates provided by independent engineering firms. Changes in prices could significantly affect these estimates from year to year.

Reclassification

Certain financial statement items have been reclassified to conform to the current year's presentation.

Note 2 - ACQUISITIONS AND DISPOSITIONS

On July 31, 1997, the Company acquired Goldking by merging its corporate parent, The Union Companies, Inc. (Union) into Goldking Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company. The individual shareholders of Union received merger consideration consisting of $7.5 million in cash, $6 million in notes (which were paid in October 1997) and 3,154,930 Company common shares, valued at $14 million. The Company assumed the debt of Goldking of $15.9 million and other net liabilities of $3.3 million and recorded a $3.1 million deferred tax liability based upon the complete utilization of the Company's deferred tax asset valuation allowance and the requirement for additional deferred tax liabilities resulting from the acquisition. The purchase price allocation is preliminary, based upon the estimated tax effects of the Company's merger with Goldking. Management does not expect any change in the final allocation of the purchase price and the resulting effect on depletion, depreciation and amortization to be material.

On October 8,1996, the Company closed its acquisition of interests in thirteen offshore blocks comprising six fields in the Gulf of Mexico from Amoco Production Company. The purchase price for the assets acquired in this transaction was $40.4 million, paid by the issuance of 2,000,000 common shares, valued at $4.20 per share, and by payment to Amoco of $32 million in cash.

Both of these acquisitions were accounted for using the purchase method. The results for the Amoco acquisition are included in the Company's results of operations from October 8, 1996. The results for Goldking are included in the Company's results of operations from August 1, 1997.

Effective September 1, 1996, the Company sold its Bayou Sorrel Field for $11,000,000. This field was purchased in 1995 from Shell Western E & P, Inc. for $10,500,000. There was no gain or loss on the sale of the field and the remaining net book value is assigned to an overriding royalty interest retained.

The following unaudited pro forma financial information assumes the Goldking and Amoco acquisitions had been consummated January 1, 1996, and the Bayou Sorrel sale was completed January 1, 1996. The pro forma financial information does not purport to be indicative of the results of the Company had these transactions occurred on the date assumed, nor is it necessarily indicative of the future results of the Company.

                    Unaudited Pro Forma Financial Information
                 For the Years Ended December 31, 1997 and 1996

                                                    1996                 1997
                                                -----------         -----------
Revenues                                        $41,938,000         $37,164,000

Income (loss) before extraordinary item          (1,446,000)         (2,475,000)

Net income (loss)                                (2,380,000)         (2,475,000)

Net income (loss) per share                     $     (0.10)       $      (0.14)


Note 3 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In August 1994 the Company established an ESOP and Trust that covers substantially all employees. The Board of Directors can approve contributions, up to a maximum of 15% of eligible employees' gross wages. The Company incurred $165,000, $122,000 and $132,000 in costs for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 4 - RESTRICTED DEPOSITS

Pursuant to existing agreements the Company is required to deposit funds in bank escrow and trust accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Under the terms of the escrow agreements, the company will be required to deposit 10% of the net cash flow from the Amoco properties (as defined) into an escrow fund in 1998. In addition, another agreement requires the Company to deposit into escrow accounts $997,000 during 1999 and $576,000 during 2000.

Note 5- LONG-TERM DEBT

                                              1997                    1996
                                         =============            ============
10 5/8 % Senior Notes due 2004(a)         $100,000,000            $        ---
Note payable (b)                                   ---              27,500,000
Note payable (c)                                   ---              22,000,000
Production payment(d)                        1,700,000                     ---
                                          ------------            ------------
                                           101,700,000              49,500,000

Less current portion                               ---                     ---
                                          ------------            ------------
    Long-term debt                        $101,700,000            $ 49,500,000
                                          ============            ============

(a) In October 1997 the Company issued $100 million of 10.625% Senior Notes due 2004. Interest is payable semi-annually April 1 and October 1 of each year beginning April 1, 1998. The net proceeds of the transaction were used to repay or prepay substantially all of the Company's outstanding indebtedness and for capital expenditures. The estimated fair value of these notes at December 31, 1997 was $109,420,000 based on quoted market prices. The notes are the general unsecured obligations of the Company and rank senior in right of payment to any subordinated obligations.

(b) In October 1997, the Company amended its bank facility. The loan is a reducing revolver designed to provide the Company up to $75 million depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at December 31, 1997 was $40 million, with availability under the revolver of $39 million. The principal amount of the loan is due October 22, 2002, however, at no time may the Company have outstanding borrowings in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate or at 1 to 1 3/4% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate (LIBOR) on Eurodollar loans. The bank facility is collateralized by a first mortgage on the Company's offshore properties. The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, material change in ownership by management, and sale of assets.

(c) From time to time the Company has borrowed funds from institutional lenders. In each case these loans were due at a stated maturity, required payments of interest only at 12% per annum 45 days after the end of each calendar quarter and were secured by a second mortgage on the Company's offshore oil and gas properties. The loans were repaid in 1997. In connection with the prepayment of the Convertible Subordinated notes, the Company issued these lenders warrants to acquire 2,060,606 common shares at an exercise price of $4.125 any time prior to December 31, 1998.

(d) Represents a production payment obligation to a former lender which is paid with a portion of the revenues from certain wells.

Note 6 - EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT OF DEBT

In October 1997, the Company issued $100 million of 10.625% Senior Notes due 2004, see note 5. A portion of the proceeds from the offering was used to repay or prepay substantially all of the Company's outstanding indebtedness. With the early retirement of the debt, the Company incurred a $484,000 charge to write-off the deferred financing costs associated with the previous debt facilities. In addition, as part of the prepayment of the convertible subordinated notes, the Company issued 2,060,606 warrants to acquire common shares at an exercise price of $4.125 per share which were the existing conversion terms of the prepaid notes. The fair value of these warrants has been estimated by an investment banker to be approximately $450,000, which has been recorded as an extraordinary item and additional paid-in capital.

Note 7 - COMMODITY HEDGE AGREEMENTS

During 1997 the Company hedged 263,000 barrels of oil and 5.1Bcf of gas, which represented 51% and 45%, respectively, of production, and resulted in a loss on such hedges of $1,270,000, thereby reducing the Company's average gross margin on oil and gas by $0.13 per barrel and $0.10 per Mcf, respectively.

Hedge agreements for 1998 are for 463,000 barrels of oil and 12.0 Bcf of gas, which represent 68% and 61%, respectively, of its anticipated 1998 production based upon the year-end reserve reports. At December 31, 1997, the estimated fair market value of the hedge agreements was a loss of $61,000. At December 31, 1996, the estimated fair market value of the hedge agreements was a loss of $897,000.

These hedge agreements provide for the counterparty to make payments to the Company to the extent the market prices (as determined in accordance with the agreement) are less than the fixed prices for the notional amount hedged and the Company to make payments to the counterparty to the extent market prices are greater than the fixed prices, subject to the Company's participation in the excess. The Company accounts for the gains and losses in oil and natural gas revenue in the month of hedged production.

Note 8 - STOCK OPTIONS AND WARRANTS

On August 26, 1992, the shareholders approved a long-term incentive plan allowing the Company to grant incentive and non-statutory stock options, performance units, restricted stock awards and stock appreciation rights to key employees, directors, and certain consultants and advisors of the Company up to a maximum of 20% of the total number of shares outstanding.

SFAS No. 123, "Accounting for Stock-based Compensation" defines a fair value method of accounting for an employee stock option or similar equity instrument. The Company has elected to account for its stock options under the intrinsic value method, whereby, no compensation expense is recognized for stock options granted with an exercise price equal to or greater than the market value of the Company's common stock on the date of the grant. On June 18, 1997, 1,200,000 options at $4.45 per share were issued to certain employees under the provisions of the Company's long-term incentive plan, which expire June 20, 2000. Ownership of the stock acquired upon exercise is contractually restricted for a three-year period from the date of exercise, except in certain circumstances as described in the plan.

                                               1995                       1996                        1997
                                       ======================    ======================     =========================
                                                    Wtg. Avg.                Wtg. Avg.                    Wtg. Avg.
                                        Shares      Ex. Price      Shares    Ex. Price        Shares      Ex. Price
                                        ------      ---------     -------   ----------       --------    ----------
Outstanding at beginning of year        975,232       $2.44      289,365      $2.21           289,365     $ 2.21
Granted                                    0           ---           0         ---          1,200,000       4.45
Exercised                              (685,867)       2.54          0         ---           (289,365)      2.21
Forfeited                                  0           ---           0         ---            (10,000)      4.45
                                       ---------      -----     ---------     -----        -----------     ------
Outstanding at end of year              289,365        2.21      289,365       2.21         1,190,000       4.45
                                       ---------      -----     ---------     -----        -----------     ------
Exercisable at end of year              289,365       $2.21      289,365      $2.21         1,190,000      $4.45
Fair value of options granted             N/A                        N/A                       $ 1.42

The fair value of each option in 1997 was estimated at the date of grant using the Black-Scholes Modified American Option Pricing Model with the following assumptions:

                        Expected option life-years             3
                        Risk-free interest rate              6.1%
                        Dividend yield                         0%
                        Volatility                          38.4%

If compensation expense for the Company's stock option plans had been recorded using the Black-Scholes fair value method and the assumptions described above, the Company's net income (loss) and earnings (loss) per share for 1997 would have been as shown below:

     Net income(loss):                  As reported       $   43,000
                                        Pro forma         $ (239,000)

     Earnings per share (loss)          As reported       $      ---
                                        Pro forma         $    (0.01)



Note 9 - MAJOR CUSTOMERS

One purchaser accounted for 62%, 49% and 69% of revenues in 1997, 1996 and 1995 respectively. These transactions represented spot sales of natural gas to one customer.

Note 10 - INCOME TAXES

At December 31, 1997, the Company had net operating loss carry forwards for federal income tax purposes of approximately $40,000,000 which are available to offset future federal taxable income through 2012. The Company's timing of its utilization of net operating loss carry forwards may be limited on an annual basis in the future due to its issuance of common shares and the purchase of Goldking common stock.

Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows:

                                                  1997             1996
                                              ------------      ------------
Deferred tax assets(liabilities)
     Fixed asset basis differences          $  (17,200,000)      $  2,312,000
     Net operating loss carry forwards          14,100,000          6,342,000
                                               -----------        -----------
        Total deferred tax assets(liabilities)  (3,100,000)         8,654,000
                                               -----------        -----------

  Valuation allowance for deferred
     tax assets                                        ---        (8,654,000)
                                               -----------        ----------
        Total deferred tax assets(liabilities) $(3,100,000)       $      ---
                                               ===========        ==========

A valuation allowance was provided at December 31, 1996 to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $8,654,000 and an increase of $940,000, respectively. The decrease in the Company's deferred tax asset in 1997 is due to the acquisition of Goldking. In connection with the acquisition, the Company recorded a $3.1 million deferred tax liability based upon the complete utilization of the Company's deferred tax asset valuation allowance and the requirement for additional deferred tax liabilities resulting from the acquisition.


Note 11 - COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

The Company has commitments under operating lease agreements for office space leases. At December 31, 1997, the future minimum rental payments due under the leases are as follows:

                                1998                        $  340,000
                                1999                           360,000
                                2000                           367,000
                                2001                           420,000
                                2002                           438,000
                                Thereafter                     792,000
                                    Total                   $2,717,000


Note 12 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table reflects the costs incurred in oil and gas property activities for each of the three years ended December 31:

                                         1997          1996            1995
                                     ===========   ============    ============
Property acquisition costs, proved   $39,384,000   $ 26,859,000    $ 12,603,000

Property acquisition costs, unproved   6,026,000      5,390,000             ---

Exploration costs                        353,000            ---       8,112,000

Development costs                     29,276,000      8,863,000       1,497,000

Quantities of Oil and Gas Reserves

The estimates of proved reserve quantities at December 31, 1997, are based upon reports of third party petroleum engineers (Ryder Scott Company, W.D. Von Gonten & Co. and McCune Engineering, P.E.) and do not purport to reflect realizable values or fair market values of reserves. It should be emphasized that reserve estimates are inherently imprecise and accordingly, these estimates are expected to change as future information becomes available. These are estimates only and should not be construed as exact amounts. All reserves are located in the United States.

Proved reserves are estimated reserves of natural gas and crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

Proved developed and undeveloped reserves:            Oil            Gas
                                                    (BBLS)          (MCF)
                                                  =========      ==========
Estimated reserves as of December 31, 1994          943,000      41,582,000

     Production                                    (170,000)     (9,850,000)
     Sale of minerals in-place                       (1,000)        (22,000)
     Purchase of minerals in-place                1,140,000      20,094,000
     Revisions of previous estimates                (12,000)     (5,093,000)
                                                  -----------     ----------
Estimated reserves as of December 31, 1995        1,900,000      46,711,000

     Production                                    (276,000)     (6,788,000)
     Extensions and discoveries                         ---         972,000
     Sale of minerals in-place                     (805,000)     (3,102,000)
     Purchase of minerals in-place                1,379,000      16,633,000
     Revisions of previous estimates                 41,000     (12,980,000)
                                                 -----------     -----------
Estimated reserves as of December 31, 1996        2,239,000      41,446,000

     Production                                    (515,000)    (11,468,000)
     Extensions and discoveries                     459,000      20,002,000
     Sale of minerals in-place                      (11,000)       (252,000)
     Purchase of minerals in-place                2,334,000      23,904,000
                                                 -----------     -----------
Estimated reserves as of December 31, 1997        4,506,000      73,632,000
                                                 ===========     ===========


Proved developed reserves:
                                                    Oil              Gas
                                                  (BBLS)            (MCF)
                                               -----------      ------------

    December 31, 1994                             907,000        36,282,000
                                               ==========        ==========

    December 31, 1995                           1,794,000        40,323,000
                                               ==========        ==========

    December 31, 1996                           1,867,000        39,288,000
                                               ==========        ==========

    December 31, 1997                           3,194,000        55,690,000
                                               ==========        ==========

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

     The accompanying table reflects the standardized measure of discounted future cash flows relating to proved oil and gas reserves as of the three years ended December 31:

                                                1997                   1996                1995
                                          ---------------        ---------------      --------------
Future cash inflows                        $ 269,141,000          $ 210,875,000        $140,247,000
Future development and production costs     (102,114,000)            61,822,000)        (50,723,000)
                                          ---------------        ---------------      --------------
Future net cash flows                        167,027,000            149,053,000          89,524,000
Future income taxes                          (10,563,000)           (17,899,000)        (11,755,000)
                                          ---------------        ---------------      --------------
Future net cash flows after income taxes     156,464,000            131,154,000          77,769,000
10% annual discount                          (35,592,000)           (31,313,000)        (14,848,000)
                                          ---------------        ---------------      --------------
Standardized measure after income taxes    $ 120,872,000          $  99,841,000     $    62,921,000
                                            =============         ==============     ===============

Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows The accompanying table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to proved oil and gas reserves for each of the three years ended December 31:

                                                    1997                1996                1995
                                              -------------        -------------         -----------
Beginning balance                              $ 99,841,000        $ 62,921,000          $41,915,000
Sales of oil and gas, net of production costs   (25,815,000)        (11,027,000)          (9,314,000)
Net change in income taxes                        5,465,000          (4,116,000)          (4,267,000)
Changes in price and production costs           (32,461,000)         44,088,000           11,498,000
Purchases of minerals in-place                   40,027,000          45,521,000           34,415,000
Sale of minerals in-place                               ---         (10,518,000)                 ---
Revision of previous estimates, extensions &
   discoveries, net                              33,815,000         (27,028,000)         (11,326,000)
                                               -------------        ------------         ------------
Ending balance                                 $120,872,000         $99,841,000          $62,921,000
                                               =============        ============         ============

Ex. 10.13.1
                                  AMENDMENT TO

                   PANACO, INC. EMPLOYEE STOCK OWNERSHIP PLAN


     The PANACO, Inc. Employee Stock Ownership Plan dated April 28, 1994 ("Plan"), is hereby amended in accordance with Section 24 of the Plan in the following respects effective July 31, 1997:

     1. The definition of "Board' in Section 2 of the Plan is hereby amended in its entirety to read as follows:

          "Board" - The Board of Directors of PANACO, Inc."

     2. The definition of "Company" in Section 2 of the Plan is hereby amended in its entirety to read as follows:

     "Company" - PANACO, Inc., a Delaware corporation, whose address is 1050 West Blue Ridge Boulevard, Kansas City, Missouri 64145-1216, and any entity which is part of a Controlled Group which includes PANACO, Inc. Each entity meeting the definition of "Company" shall be considered the Company under the terms of the Plan except that PANACO, Inc. shall be the Plan Sponsor of the Plan, and shall have the sole right and responsibility to carry out the duties and exercises the rights of the Plan Sponsor."

     3. The definition of "Compensation" in Section 2 of the Plan is hereby amended by the addition thereto of the following:

     "Not withstanding anything else herein, "Compensation" shall not include any remuneration received by a Participant with respect to services rendered prior to August 1, 1997 to Goldking Production, or any entity which is part of a Controlled Group which included Goldking Production Company on July 31, 1997."

     4. Section 2 of the Plan is hereby amended by the addition thereto of the following new definition of "Controlled Group":

     "Controlled Group" - A controlled group shall consist of any entity and any other entity or entities who form a controlled group of corporations or a controlled group of businesses in accordance with Section 414(b) or Section 414(c) of the Code."

     5. Section 3(b) of the Plan is hereby amended by the addition thereto of the following new subsection (e):

     " (e) Employees who were employed by Goldking Production Company or any entity which was part of a Controlled Group which included Goldking Production Company, on July 31, 1997, shall receive credit for all Hours of Service rendered to Goldking Production Company or any such entity, whether before or after July 31, 1997, for purposes of the following:

     (1) In determining entitlement to share in the allocation of the Company Contribution and Forfeitures under Section 3(b) above for the Plan Year ending December 31, 1997; and

     (2) In determining eligibility to participate in the Plan in accordance with Section 3(a) above."

     6. Section 14 of the Plan is hereby amended by the addition thereto of the following new subsection (c):

     " (c) Service With Goldking. Employees who were employed by Goldking Production Company or any entity which was part of a Controlled Group which included Goldking Production Company on July 31, 1997, shall receive credit for all Hours of Service rendered to Goldking Production Company or any such entity, whether before or after July 31, 1997, for purposes of determining Plan Years and Credited Service taken into account for purposes of Section 13 of the Plan."

     IN WITNESS HEREOF, this Amended has been executed on behalf of the following party as of this 25th day of February 1998.

                                            PANACO, Inc.


                                            By:      /s/ H. James Maxwell
                                                     Chief Executive Officer

                                            By:      /s/ Todd R. Bart
                                                     Secretary