Form 10-Q
period 1998-03-31
PANACO INC
filed 1998-05-19
CIK 882074

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

                For the quarterly period ended March 31, 1998




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



     23,962,813 shares of the registrant's $.01 par value Common Stock were outstanding at May 15, 1998.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

       ASSETS
                                                  As of              As of
                                              March 31, 1998   December 31, 1997
 CURRENT ASSETS
      Cash and cash equivalents              $    27,906,000     $   36,909,000
      Accounts receivable                         10,901,000          9,735,000
      Prepaid and other                              321,000            626,000
                                               -------------     --------------
         Total current assets                     39,128,000         47,270,000
                                                 -----------     --------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
      Oil and gas properties, proved             218,786,000        198,840,000
      Oil and gas properties, unproved            10,736,000         12,947,000
     Less: accumulated depletion, depreciation
         and amortization                      (105,281,000)       (99,239,000)
                                               -------------     --------------
         Net oil and gas properties              124,241,000        112,548,000
                                               -------------     --------------

 PROPERTY, PLANT AND EQUIPMENT
      Pipelines and equipment                     15,010,000         14,875,000
      Less: accumulated depreciation              (1,764,000)        (1,416,000)
                                                -------------    --------------
         Net property, plant and equipment        13,246,000         13,459,000
                                                -------------    --------------

 OTHER ASSETS
      Deferred debt costs, net                     3,669,000          3,813,000
      Restricted deposits and other                3,103,000          2,539,000
                                                -------------    --------------
         Total other assets                        6,772,000          6,352,000
                                                -------------    --------------
 TOTAL ASSETS                                 $  183,387,000    $   179,629,000
                                                =============    ==============

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   As of              As of
                                               March 31, 1998  December 31, 1997
 CURRENT LIABILITIES
      Accounts payable                             24,558,000       17,225,000
      Interest payable                                      -        2,416,000
      Current portion of long-term debt                     -                -
                                                --------------   --------------
         Total current liabilities                 24,558,000       19,641,000
                                                --------------   --------------

 LONG-TERM DEBT                                   104,200,000      101,700,000

 DEFERRED INCOME TAXES                              1,827,000        3,100,000

 COMMITMENTS AND CONTINGENCIES                              -                -

 STOCKHOLDERS' EQUITY
      Preferred Shares, $.01 par value,
         5,000,000 shares authorized; no
         shares issued and outstanding                      -                -

      Common Shares, $.01 par value,
         40,000,000 shares authorized;
         23,920,282 and 23,913,531 shares
         issued and outstanding, respectively         239,000          239,000

      Additional paid-in capital                   69,076,000       69,041,000
      Retained earnings (deficit)                 (16,513,000)     (14,092,000)
                                                --------------    -------------
         Total stockholders' equity                52,802,000       55,188,000
                                                --------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 183,387,000    $ 179,629,000
                                                ==============   ==============

                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                      For the Three Months Ended March 31,
                                   (Unaudited)



                                               1998                 1997
                                           ------------        ------------
 REVENUES
      Oil and natural gas sales             11,195,000     $     8,067,000

 COSTS AND EXPENSES
      Lease operating expense                3,836,000           2,911,000
      Depletion, depreciation & amortization 6,974,000           3,113,000
      General and administrative expense       516,000             198,000
      Production and ad valorem taxes          200,000              85,000
      Exploratory dry hole expense           1,013,000              67,000
      Geological and geophysical expense       252,000                  -
                                           ------------        ------------
         Total                              12,791,000           6,374,000
                                           ------------        ------------

 OPERATING INCOME (LOSS)                    (1,596,000)          1,693,000
                                           ------------        ------------

 OTHER INCOME (EXPENSE)
      Unrealized gain on investment in common stock  -              60,000
      Interest income                          424,000              42,000
      Interest expense                      (2,514,000)           (963,000)
                                           ------------        ------------
         Total                              (2,090,000)           (861,000)
                                           ------------        ------------

 INCOME BEFORE (LOSS) INCOME TAXES          (3,686,000)            832,000

 INCOME TAX (BENEFIT)                       (1,273,000)                 -
                                           ------------        ------------

 NET INCOME (LOSS)                         $(2,413,000)         $  832,000
                                           ============        ============


 Net income (loss) per share                 $   (0.10)           $   0.05
                                           ============        ============

 Basic Shares Outstanding                   23,970,962          16,102,553
                                           ============        ============
 Diluted Shares Outstanding                 23,970,962          16,138,901
                                           ============        ============



                                                       PANACO, Inc.
                                 Consolidated Statement of Changes in Stockholders' Equity
                                                        (Unaudited)


                                                                                          Amount ($)
                                        Number of                              Additional            Retained
                                         Common              Common              Paid-in             Earnings
                                         Shares               Stock              Capital             (Deficit)
                                    -----------------   -----------------   -----------------    -----------------

 Balances, December 31, 1997              23,913,531      $      239,000        $ 69,041,000        $(14,092,000)

 Net Loss                                        -                   -                 -              (2,421,000)

 Common shares issued - director
 stock bonuses                                 6,751                 -                35,000                  -


                                    -----------------   -----------------   -----------------    -----------------

 Balance, March 31, 1998                  23,920,282      $      239,000        $ 69,076,000        $(16,513,000)

                                    =================   =================   =================    =================





                                                     PANACO, Inc.
                                         Consolidated Statement of Cash Flows
                                         For the Three Months Ended March 31,
                                                      (Unaudited)

                                                                            1998                 1997
                                                                      -----------------    -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                 $  (2,413,000)       $      832,000
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depletion, depreciation and amortization                            6,974,000            3,113,000
         Exploratory dry hole expense                                        1,013,000               67,000
         Deferred Income tax benefit                                       (1,273,000)                    -
         Unrealized gain on investment in common stock                               -             (60,000)
         Other, net                                                                  -                9,000
         Changes in operating assets and liabilities:
             Accounts receivable                                           (1,166,000)              174,000
             Prepaid and other                                               (108,000)              223,000
             Accounts payable                                                6,320,000              980,000
             Interest payable                                              (2,416,000)            (282,000)
                                                                      -----------------    -----------------
                         Net cash provided by operating activities           6,931,000            5,056,000
                                                                      -----------------    -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of oil and gas properties                                              -               23,000
         Capital expenditures and acquisitions                            (17,870,000)          (3,649,000)
         Decrease/(increase) in restricted deposits                          (564,000)              531,000
                                                                      -----------------    -----------------
                         Net cash used by investing activities            (18,434,000)          (3,095,000)
                                                                      -----------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from common stock offering, net                                    -           22,077,000
         Long term debt proceeds                                             2,500,000            1,500,000
         Repayment of long-term debt                                                 -         (26,000,000)
                                                                      -----------------    -----------------
                         Net cash used by financing activities               2,500,000          (2,423,000)
                                                                      -----------------    -----------------

 NET INCREASE (DECREASE) IN CASH                                           (9,003,000)            (462,000)

 CASH AT BEGINNING OF YEAR                                                  36,909,000            1,736,000
                                                                      -----------------    -----------------

 CASH AT MARCH 31                                                         $ 27,906,000        $   1,274,000
                                                                      =================    =================


                                  PANACO, Inc.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the periods ended March 31, 1998 and 1997. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - OIL AND GAS PROPERTIES AND PIPELINES AND EQUIPMENT

       The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are capitalized. Non-drilling exploratory costs including geological and geophysical costs and delay rentals are expensed. Exploratory drilling costs are capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Interest on unproved properties is capitalized based on the carrying amount of the properties. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. Estimated future abandonment costs are recorded by charges to depreciation and depletion expense over the lives of the proved reserves of the properties. The carrying amounts of proven and unproved properties are reviewed periodically on a property-by-property basis, based on future net cash flows determined by an independent engineering firm, with an impairment reserve provided if conditions warrant.

       Pipelines and equipment are carried at cost. Oil and natural gas pipelines are depreciated on the straight-line method over their estimated useful lives, primarily fifteen years. Other property is also depreciated on the straight-line method over their useful lives, ranging from three to seven years.

Note 3 - CASH FLOW INFORMATION

         For purposes of the statement of cash flows, the Company considers all cash investments purchased with original maturities of three months or less to be cash equivalents. Cash payments for interest totaled $4,930,000 and $1,245,000 during the first quarter of 1998 and 1997, respectively. No cash payments for income taxes were made during the first quarter of 1998 or 1997.

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

Note 5 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES

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


Proved developed and undeveloped reserves            Oil                 Gas
                                                    (Bbls)              (Mcf)

December 31, 1997                                 4,506,000          73,632,000
Production                                         (115,000)         (4,257,000)
                                                 -----------        ------------
Estimated reserves at March 31, 1998              4,391,000          69,375,000
                                                 ==========          ==========

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since March 31, 1998. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

Note 6 - INCOME TAXES

         The Company had net operating loss carryforwards for federal income tax purposes of approximately $40,000,000 at December 31, 1997 which are available to offset future federal taxable income through 2012. The timing of the Company's future utilization of net operating loss carry forwards may be limited on an annual basis due to its issuance of common shares in a public offering and in the acquisition of Goldking. In connection with the Goldking acquisition the Company recorded a $3.1 million deferred tax liability based upon the complete utilization of the Company's deferred tax asset valuation allowance and the requirement for additional deferred tax liabilities resulting from the acquisition. The Company recorded an income tax benefit for the first quarter of 1998 which partially offset this deferred tax liability.

Note 7 - SUBSEQUENT EVENTS

         On May 14, 1998 the Company announced that it had entered into a definitive agreement with BP Exploration ("BP") to acquire BP's 100% working interest in East Breaks Blocks 165 and 209 and 75% working interest in High Island Block 587. The Company will acquire the properties for $19.5 million in cash. Included in the acquisition is the production platform, located in 863 feet of water in East Breaks Block 165. The Company will also acquire 31.72 miles of 12" pipeline, with capacity of over 20,000 barrels of oil per day, which ties the production platform to the High Island Pipeline System, the major oil transportation system in the area. It will also acquire 9.3 miles of 12 3/4" pipeline, which ties the production platform to the High Island Offshore System, the major gas transportation system in the area. The acquisition will be accounted for using the purchase method and following the closing, expected to occur before the end of May, the Company will become operator of all three blocks effective June 1, 1998.

         Subsequent to March 31, 1998, it was determined that an additional $2.2 million of exploratory dry hole expense will be incurred during the second quarter of 1998.

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

Liquidity and Capital Resources

         On October 9, 1997 the Company completed an offering of $100,000,000 10 5/8% Senior Subordinated Notes due 2004. Interest is payable April 1 and October 1 of each year. The net proceeds of $96,250,000 were used to repay or prepay substantially all of its outstanding debt in the amount of $55,460,000. The remaining proceeds are being used primarily for the development and acquisition of oil and gas properties.

         On October 9, 1997 the Company replaced its existing Bank Facility and entered into a new, five year $75,000,000 revolving credit facility (the "New Credit Facility") with First Union National Bank, as administrative agent, and Banque Paribas. The purpose of the New Credit Facility is to provide funds for working capital support and general corporate purposes and to have available letters of credit. The borrowing base on May 1, 1998 was $40,000,000. The
Company may elect to pay interest on the New Credit Facility at either the Bank's prime rate or at the London Interbank Offered Rate on Eurodollar loans ("LIBOR") plus 1 to 1.75%, depending upon the percentage of utilization of the borrowing base. Eurodollar loans can be for terms of one, two, three or six months and interest is due at the expiration of the terms of such loans, but no less frequently than three months.

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

         At March 31, 1998, 75% of the Company's total assets were represented by oil and gas properties and pipelines and equipment, net of depreciation, depletion and amortization.

         In 1991 certain lenders received a net profits interest (NPI) in the West Delta properties. During the quarter ended March 31, 1998, cash payments with respect to this NPI totaled $114,000.

         The product prices received by the Company, including the impact of hedge transactions discussed below, averaged $2.19 per Mcf for natural gas and $16.39 per barrel for oil for the quarter ended March 31, 1998.

         For 1998 the Company's natural gas hedge transactions are based upon published gas pipeline index prices. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu per day in each month in 1998 for a total of 11,980,000 MMbtu, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu. Including hedge transactions that Goldking had in place, the Company has hedged 7,356 MMbtu per day in 1999, all at an average pipeline index swap price of $1.89 per MMbtu. The Company has hedged 218 MMbtu for each day in 2000 at an average pipeline index swap price of $1.87. The Company has also hedged its oil prices by hedging 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls. The Company has hedged 223 Bbls of oil for each day in 1999 at an average price of $17.27 per Bbl and 232 Bbls of oil for each day in 2000 at an average price of $17.28 per Bbl. For accounting purposes, gains or losses on swap transactions are recognized in the production month to which a hedge contract relates.

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

         Capital expenditures of $17.8 million for the first quarter of 1998 represent an increase of $14.2 million over 1997. These expenditures, funded by operating cash flows and proceeds from the Senior Note offering, consisted primarily of drilling and development activities on its oil and natural gas properties. Of the $18.9 million in capital expenditures, 43% was invested in the High Island 309 Field, 13% was invested in the Umbrella Point Field, 12% was invested in the West Cameron 144 Field, 7% was invested in the East Breaks 160 Field with the remaining capital expenditures being incurred primarily on development of its smaller onshore properties and on exploratory projects.

         On May 14, 1998 the Company announced that it had entered into a definitive agreement with BP Exploration ("BP") to acquire BP's 100% working interest in East Breaks Blocks 165 and 209 and 75% working interest in High Island Block 587. The Company will acquire the properties for $19.5 million in cash. Included in the acquisition is the production platform, located in 863 feet of water in East Breaks Block 165. The Company will also acquire 31.72 miles of 12" pipeline, with capacity of over 20,000 barrels of oil per day, which ties the production platform to the High Island Pipeline System, the major oil transportation system in the area. It will also acquire 9.3 miles of 12 3/4" pipeline, which ties the production platform to the High Island Offshore System, the major gas transportation system in the area. The acquisition will be accounted for using the purchase method and following the closing, expected to occur before the end of May, the Company will become operator of all three blocks effective June 1, 1998.

Results of Operations

For the three months ended March 31, 1998 and 1997:

         "Oil and natural gas sales" increased 39% for the first quarter of 1998 despite decreases in natural gas and oil prices. A significant increase in natural gas and an increase in oil production brought about the increase in oil and natural gas sales. The increases would have been higher had several successful wells drilled during the first quarter of 1998 produced for the entire quarter.

         Production. Natural gas production increased 95% to 4,257,000 Mcf in 1998 from 2,180,000 Mcf in 1997. The Company's 1997 successful developmental drilling in the High Island 309 Field accounted for an increase of 1,519,000 Mcf in 1998. The success was continued in 1998 with eight additional successful wells, which produced for only a portion of the first quarter of 1998. Also, results for 1998 include 292,000 Mcf of natural gas production from the former Goldking properties, acquired on July 31, 1997. Results for 1998 include only a small amount of production from a successful well completed in the Umbrella Point Field in January. The well was placed on production February 25 at a restricted rate. This well is currently producing over 17,000 Mcf of natural gas per day and over 340 barrels of condensate per day. Results for 1998 also include production from a successful well drilled in West Cameron Block 144, which was placed on production in February.

         Oil production increased 43% in 1998 to 115,000 barrels, from 81,000 barrels in 1997. The former Goldking properties, acquired on July 31, 1997 added 31,000 Bbls of oil production in 1998.

         Prices. Average natural gas prices, net of the impacts of hedging transactions, decreased 27% in 1998, from $2.99 per Mcf in 1997 to $2.19 in
1998. The 1998 natural gas hedge program had the effect of increasing the natural gas price realized by $.05 per Mcf , compared to a reduction of $.02 per Mcf in 1997. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu per day in each month in 1998 for a total of 11,980,000 MMbtu, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu.

         Average oil prices decreased 15% in 1998 to $16.39 per barrel from $19.22 per barrel in 1997. The 1998 oil hedge program had the effect of increasing the net oil price realized by $2.80 per barrel. The Company has hedged its oil prices on 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls.

         "Lease operating expenses" decreased to 34% of oil and natural gas sales, from 36% in 1997. Moreover, on an Mcf equivalent ("Mcfe") basis, lease operating expenses decreased from $1.09 in 1997 to $0.78 in 1998, even without the new wells discussed above producing for the full period.

         "Depletion, depreciation and amortization" increased $3,861,000 due to the increase in 1997 production as discussed above. The amount per Mcfe also increased from $1.17 in 1997 to $1.41 in 1998.

         "General and administrative expenses" increased $318,000 in 1998 in part due to the Goldking Acquisition in July 1997. As a percentage of oil and natural gas sales and on an Mcfe basis, these expenses also increased to 5% of oil and natural gas sales from 2% in 1997 and to $0.10 per Mcfe from $0.07 per Mcfe in 1997.

         "Production and ad valorem taxes" increased $115,000 in 1998 to 2% of oil and natural gas sales from 1% of oil and natural gas sales in 1997. These expenses also increased from $0.03 per Mcfe in 1997 to $0.04 per Mcfe in 1998. The increase is due to the former Goldking properties, with all of the production onshore or in state waters and is subject to severance taxes.

         "Exploratory dry hole expense" increased $946,000 due to the Company's increased exploratory activities in 1998. Of the ten wells the Company drilled or participated in during the first quarter of 1998, two were exploratory dry holes. One of the wells was spudded and completed during the first quarter of 1998, the other was spudded but did not reach total depth until the second quarter of 1998. In each case the wells were operated by third parties and the Company owned a 10% and 20% working interest in each of the wells. Had these wells been commercially productive, the cost per unit of the reserves and the quality of reserves would have enhanced the Company's existing reserve base. The Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value.

         "Geological and geophysical expense" during 1998 resulted from the Company's non-drilling exploratory activities incurred.

         "Interest income" increased $382,000 in 1998 primarily due to interest income earned on the excess proceeds from the Company's Senior Note offering completed in October 1997.

         "Interest expense" increased $1,551,000 in 1998 primarily due to increased borrowing levels. The increase in borrowing is due to the Company's Senior Note offering completed in October 1997. The increase in borrowing levels is somewhat offset by a reduced interest rate on a majority of the Company's long term debt. In connection with the offering, the Company prepaid or repaid long term debt, a significant amount of which had rates in excess of the 10 5/8% rate on the Notes. This included amounts borrowed in connection with the Amoco acquisition in October 1996 and debt assumed in connection with the Goldking acquisition in July 1997.


PART II
                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           27 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, Inc.

Date:    May 18, 1998                 /s/Todd R.Bart
                                      Todd R. Bart, Chief Financial Officer