Form 10-Q
period 1998-06-30
PANACO INC
filed 1998-08-14
CIK 882074

================================================================================

================================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    -------------

                                    FORM 10-Q

       (Mark One)

          [ X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998


        [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


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



        23,963,563 shares of the registrant's $.01 par value Common Stock were outstanding at August 14, 1998.



================================================================================

================================================================================

PART I.                             ITEM 1.
                             FINANCIAL INFORMATION

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                     ASSETS
                                                           As of            As of
                                                      June 30, 1998    December 31, 1997
 CURRENT ASSETS                                      ---------------    ----------------
      Cash and cash equivalents                        $ 4,557,000       $ 36,909,000
      Accounts receivable                                9,616,000          9,735,000
      Prepaid and other                                    810,000            626,000
                                                     --------------      -------------
          Total current assets                          14,983,000         47,270,000
                                                     --------------      -------------
 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
  SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
      Oil and gas properties, proved                   237,721,000        198,840,000
      Oil and gas properties, unproved                  10,750,000         12,947,000
      Less: accumulated depletion, depreciation,
          and amortization                            (114,711,000)       (99,239,000)
                                                     --------------      -------------
          Net oil and gas properties                   133,760,000        112,548,000
                                                     --------------      -------------
 PROPERTY, PLANT AND EQUIPMENT
      Pipelines and equipment                           26,451,000         14,875,000
      Less: accumulated depreciation                    (2,230,000)        (1,416,000)
                                                     --------------       ------------
          Net property, plant and equipment             24,221,000         13,459,000
                                                     --------------       ------------
 OTHER ASSETS
      Deferred debt costs, net                           3,535,000          3,813,000
      Restricted deposits and other                      3,223,000          2,539,000
                                                      -------------      -------------
         Total other assets                              6,758,000          6,352,000
                                                      -------------      -------------

                                                      ==============     =============
 TOTAL ASSETS                                         $ 179,722,000      $179,629,000
                                                      ==============     =============



         The accompanying notes are an integral part of this statement.


                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   As of                     As of
                                               June 30, 1998           December 31, 1997
                                               -------------           -----------------
  CURRENT LIABILITIES
       Accounts payable                         $ 20,031,000                $ 17,225,000
       Interest payable                            2,649,000                   2,416,000
       Current portion of long-term debt                 -                           -
                                               -------------           -----------------
          Total current liabilities               22,680,000                  19,641,000
                                               -------------           -----------------
   LONG-TERM DEBT                                108,249,000                 101,700,000

   DEFERRED INCOME TAXES                                   -                   3,100,000

   COMMITMENTS AND CONTINGENCIES                          -                         -

   STOCKHOLDERS' EQUITY
     Preferred Shares, $.01 par value,
          5,000,000 shares authorized; no
         shares issued and outstanding                     -                         -
     Common Shares, $.01 par value,
         40,000,000 shares authorized;
         23,963,563 and 23,913,531 shares
         issued and outstanding, respectively        240,000                     239,000
     Additional paid-in capital                   69,249,000                  69,041,000
     Retained earnings (deficit)                 (20,696,000)                (14,092,000)
                                                ------------               -------------
         Total stockholders' equity               48,793,000                  55,188,000
                                                ------------               -------------


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 179,722,000               $ 179,629,000
                                               =============               =============


         The accompanying notes are an integral part of this statement.


                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                        For the Six Months Ended June 30,
                                   (Unaudited)



                                                            1998                  1997
                                                        -------------        -------------
 REVENUES
     Oil and natural gas sales                          $ 24,773,000          $ 14,287,000

 COSTS AND EXPENSES
     Lease operating expense                               8,195,000             5,122,000
     Depletion, depreciation & amortization               16,450,000             6,184,000
     General and administrative expense                    1,021,000               389,000
     Production and ad valorem taxes                         396,000               174,000
     Exploratory dry hole expense                          3,937,000                67,000
     Geological and geophysical expense                      482,000                     -
                                                        ------------           -----------
         Total                                            30,481,000            11,936,000
                                                        ------------           -----------
 OPERATING INCOME (LOSS)                                  (5,708,000)            2,351,000
                                                        ------------           -----------
 OTHER INCOME (EXPENSE)
     Unrealized gain on investment in common stock                 -                60,000
     Interest income                                         751,000                74,000
     Interest expense                                     (5,137,000)           (1,339,000)
                                                         -----------           -----------
         TOTAL                                            (4,386,000)           (1,205,000)
                                                         -----------           -----------
 INCOME (LOSS) BEFORE INCOME TAXES                       (10,094,000)            1,146,000

 INCOME TAX (BENEFIT)                                     (3,498,000)                    -
                                                         -----------           -----------
 NET INCOME (LOSS)                                      $ (6,596,000)          $ 1,146,000
                                                        ============           ===========


 Net income (loss) per share                                 $ (0.28)               $ 0.07
                                                        ============           ===========

 Basic Shares Outstanding                                 23,961,390            18,247,926
                                                        ============           ===========
 Diluted Shares Outstanding                               23,961,390            18,247,926
                                                        ============           ===========




         The accompanying notes are an integral part of this statement.


                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                       For the Three Months Ended June 30,
                                   (Unaudited)



                                                          1998                   1997
                                                      ------------           -----------
 REVENUES
     Oil and natural gas sales                        $ 13,578,000           $ 6,220,000

 COSTS AND EXPENSES
     Lease operating expense                             4,359,000             2,210,000
     Depletion, depreciation & amortization              9,475,000             3,072,000
     General and administrative expense                    505,000               191,000
     Production and ad valorem taxes                       196,000                89,000
     Exploratory dry hole expense                        2,924,000                     -
     Geological and geophysical expense                    231,000                     -
                                                      ------------           -----------
             TOTAL                                      17,690,000             5,562,000
                                                      ------------           -----------

 OPERATING INCOME (LOSS)                                (4,112,000)              658,000
                                                      ------------           -----------
 OTHER INCOME (EXPENSE)
     Unrealized gain on investment in common stock               -                     -
     Interest income                                       327,000                32,000
     Interest expense                                   (2,624,000)             (376,000)
                                                      ------------           -----------
            TOTAL                                       (2,297,000)             (344,000)
                                                      ------------           -----------
 INCOME (LOSS) BEFORE INCOME TAXES                      (6,409,000)              314,000

 INCOME TAX (BENEFIT)                                   (2,225,000)                    -
                                                      ------------           -----------
 NET INCOME (LOSS)                                    $ (4,184,000)            $ 314,000
                                                      ============           ===========


 Net income (loss) per share                               $ (0.18)               $ 0.02
                                                      ============           ===========

 Basic Shares Outstanding                               23,972,215            20,382,087
                                                      ============           ===========
 Diluted Shares Outstanding                             23,972,215            20,382,087
                                                      ============           ===========




         The accompanying notes are an integral part of this statement.


                                  PANACO, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                           Amount ($)
                                                  ------------------------------------------------------
                                     Number of                            Additional        Retained
                                      Common             Common            Paid-in          Earnings
                                      Shares             Stock             Capital          (Deficit)
                                 ----------------   ----------------   ---------------   ---------------
Balances, December 31, 1997          23,913,531      $    239,000       $ 69,041,000       $(14,100,000)

 Net Loss                                      -               -                 -           (6,596,000)

 Common shares issued - director
 stock bonuses, ESOP                      50,032             1,000           208,000                  -

                                 ----------------   ----------------   --------------    ---------------
 Balances, June 30, 1998              23,963,563          $ 240,000     $ 69,249,000       $(20,696,000)
                                 ================   ================   ==============    ===============





         The accompanying notes are an integral part of this statement.



                                  PANACO, Inc.
                      Consolidated Statement of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                      1998               1997
                                                                 ------------        -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                           $ (6,596,000)       $ 1,146,000
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depletion, depreciation and amortization                  16,450,000          6,184,000
         Exploratory dry hole expense                               3,937,000             67,000
         Deferred income tax benefit                               (3,498,000)                 -
         Unrealized gain on investment in common stock                      -            (60,000)
         Other, net                                                   713,000             16,000
         Changes in operating assets and liabilities:
            Accounts receivable                                       119,000            167,000
            Prepaid and other                                        (712,000)           400,000
            Accounts payable                                        2,806,000           (476,000)
            Interest payable                                          233,000           (261,000)
                                                                 ------------        -----------
                Net cash provided by operating activities          13,452,000          7,183,000
                                                                 ------------        -----------

     CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of oil and gas properties                                23,000             24,000
         Capital expenditures and acquisitions                    (52,220,000)        (8,227,000)
         Decrease/(increase) in restricted deposits                  (156,000)           123,000
                                                                 ------------        -----------
                       Net cash used by investing activities      (52,353,000)        (8,080,000)
                                                                 ------------        -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from common stock offering, net                           -         22,014,000
         Long term debt proceeds                                   24,549,000          4,500,000
         Repayment of long-term debt                              (18,000,000)       (26,000,000)
                                                                 ------------        -----------
                       Net cash used by financing activities        6,549,000            514,000
                                                                 ------------        -----------
 NET INCREASE (DECREASE) IN CASH                                  (32,352,000)          (383,000)

 CASH AT BEGINNING OF YEAR                                         36,909,000          1,736,000
                                                                 ------------        -----------
 CASH AT JUNE 30                                                  $ 4,557,000        $ 1,353,000
                                                                 ============        ===========


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods ended June 30, 1998 and 1997. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - ACQUISITIONS

         On May 14, 1998 the Company entered into a definitive agreement with BP Exploration and Oil, Inc. ("BP") to acquire BP's 100% working interest in East Breaks Blocks 165 and 209 and 75% working interest in High Island Block 587. The acquisition was accounted for using the purchase method and closed on May 26, 1998. PANACO became the operator of all three blocks effective June 1, 1998. The Company acquired the properties for $19.5 million in cash. Included in the acquisition is the production platform, located in 863 feet of water in East Breaks Block 165. The Company also acquired 31.72 miles of 12" pipeline, with capacity of over 20,000 barrels of oil per day, which ties the production platform to the High Island Pipeline System, the major oil transportation system in the area. It also acquired 9.3 miles of 12 3/4" pipeline, which ties the production platform to the High Island Offshore System, the major gas transportation system in the area. The allocation of the purchase price is preliminary, however, management does not expect that any change in the final allocation of the purchase price and the resulting effect on depletion, depreciation and amortization will be material.

         The following pro forma statement of income (operations) data is based on the historical financial information of PANACO, Inc., The BP Properties and the Goldking Companies, Inc., acquired by PANACO on July 31, 1997. This pro forma data may not be indicative of the results that actually would have occurred if these transactions had occurred on the dates indicated or which may be obtained in the future. The pro forma financial information should be read in conjunction with the historical financial statements of PANACO, Inc. and the historical statements of revenues and direct operating expenses of the BP Properties and historical statements of income (operations) of the Goldking Companies.

                                      Six months ended      Six months ended
                                        June 30, 1998         June 30, 1997
                                      ----------------      ----------------
       Oil and natural gas sales           $29,801,000           $29,106,000
       Net income (loss) before
         extraordinary items                (4,279,000)            4,171,000
       Net income (loss)                    (5,961,000)            4,171,000
       Net income (loss) per share               $(.25)                $0.21

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

Note 4 - CASH FLOW INFORMATION

         For purposes of the statement of cash flows, the Company considers all cash investments purchased with original maturities of three months or less to be cash equivalents. Cash payments for interest totaled $5,203,000 and $1,526,000 during the first six months of 1998 and 1997, respectively. No cash payments for income taxes were made during the first six months of 1998 or 1997.

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

Note 6 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING
ACTIVITIES

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

Proved developed and undeveloped reserves          Oil                Gas
                                                 (Bbls)              (Mcf)
                                               ---------           ----------
December 31, 1997                              4,506,000           73,632,000
Acquisitions and other                         3,713,000           30,431,000
Production                                      (322,000)          (9,326,000)
                                               ---------           ----------
Estimated reserves at June 30, 1998            7,897,000           94,737,000
                                               =========           ==========

No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since June 30, 1998. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

Note 7 - INCOME TAXES

         The Company had net operating loss carryforwards for federal income tax purposes of approximately $40,000,000 at December 31, 1997 which are available to offset future federal taxable income through 2012. The timing of the Company's future utilization of net operating loss carry forwards may be limited on an annual basis due to its issuance of common shares in a public offering and in the acquisition of Goldking. In connection with the Goldking acquisition the Company recorded a $3.1 million deferred tax liability based upon the complete utilization of the Company's deferred tax asset valuation allowance and the requirement for additional deferred tax liabilities resulting from the acquisition. The Company recorded an income tax benefit for the first six months of 1998 which eliminated this deferred tax liability and created a deferred tax asset.

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

Liquidity and Capital Resources

         On May 14, 1998 the Company entered into a definitive agreement with BP Exploration and Oil, Inc. ("BP") to acquire BP's 100% working interest in East Breaks Blocks 165 and 209 and 75% working interest in High Island Block 587. The acquisition was accounted for using the purchase method and closed on May 26, 1998. PANACO became the operator of all three blocks effective June 1, 1998. The Company acquired the properties for $19.5 million in cash. Included in the acquisition is the production platform, located in 863 feet of water in East Breaks Block 165. The Company also acquired 31.72 miles of 12" pipeline, with capacity of over 20,000 barrels of oil per day, which ties the production platform to the High Island Pipeline System, the major oil transportation system in the area. It also acquired 9.3 miles of 12 3/4" pipeline, which ties the production platform to the High Island Offshore System, the major gas transportation system in the area.

         On October 9, 1997 the Company completed an offering of $100,000,000 10 5/8% Senior Subordinated Notes due 2004. Interest is payable April 1 and October 1 of each year. The net proceeds of $96,250,000 were used to repay or prepay substantially all of its outstanding debt in the amount of $55,460,000. The remaining proceeds were used primarily for the development and acquisition of oil and gas properties.

         On October 22, 1997 the Company replaced its existing Bank Facility and entered into a new, five year $75,000,000 revolving credit facility (the "New Credit Facility") with First Union National Bank, as administrative agent, and Banque Paribas. The purpose of the New Credit Facility is to provide funds for working capital support and general corporate purposes and to have available letters of credit. The borrowing base on June 30, 1998 was $40,000,000. The Company may elect to pay interest on the New Credit Facility at either the Bank's prime rate or at the London Interbank Offered Rate on Eurodollar loans ("LIBOR") plus 1 to 1.75%, depending upon the percentage of utilization of the borrowing base. Eurodollar loans can be for terms of one, two, three or six months and interest is due at the expiration of the terms of such loans, but no less frequently than three months.

         On March 5, 1997 the Company completed an offering of 8,403,305 common shares at $4.00 per share, $3.728 net of the underwriter's commission. The offering consisted of 6,000,000 shares sold by the Company and 2,403,305 shares sold by shareholders, primarily Amoco Production Company (2,000,000 shares) and lenders advised by Kayne, Anderson Investment Management, Inc. (373,305 shares). The Company's net proceeds of $22,000,000 from the offering were used to prepay $13,500,000 of its 12% subordinated debt and the remaining funds were temporarily paid on the Company's revolving bank loan and ultimately used for the development of its properties.

         At June 30, 1998, 88% of the Company's total assets were represented by oil and gas properties and pipelines and equipment, net of depreciation, depletion and amortization.

         In 1991 certain lenders received a net profits interest (NPI) in the West Delta properties. During the six months ended June 30, 1998, cash payments with respect to this NPI totaled $206,000.

         The product prices received by the Company, including the impact of hedge transactions discussed below, averaged $2.11 per Mcf for natural gas and $15.71 per barrel for oil for the six months ended June 30, 1998.

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

         Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of

$244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2,400,000. In connection with the BP acquisition, the Company deposited $1,000,000 into an escrow account on July 1, 1998. On the first day of each quarter thereafter, the Company will deposit $250,000 into the escrow account until the balance in the escrow account reaches $6,500,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment operations.

         Capital expenditures of $52.2 million for the first six months of 1998 represent an increase of $44 million over 1997. These expenditures, funded by operating cash flows and proceeds from the Senior Note offering, consisted primarily of drilling and development activities on its oil and natural gas properties and the acquisition of oil and natural gas properties. Of the $52.2 million in capital expenditures, 38% was invested in the properties acquired from BP, 25% was invested in the High Island 309 Field, 6% was invested in the West Cameron 144 Field, 5% was invested in the Umbrella Point Field, 3% was invested in the East Breaks 160 Field with the remaining capital expenditures being incurred primarily on development of its smaller onshore properties and on exploratory projects.

Results of Operations

For the six months ended June 30, 1998 and 1997:

         "Oil and natural gas sales" increased 73% for the six months ended June 30, 1998 despite a 13% decrease in oil prices and a 15% decrease in natural gas prices. Significant increases in natural gas and oil production brought about the increase in oil and natural gas sales.

         Production. Natural gas production increased 111%, to 9,326,000 Mcf in 1998, from 4,421,000 Mcf in 1997. The Company's developmental drilling program in 1997 and 1998 was the primary factor in the increased production. A successful developmental well completed in January 1998 in the Umbrella Point Field accounted for an increase of 985,000 Mcf in 1998. Successful developmental drilling in the High Island 309 and 310 Fields accounted for an increase in production of 3,014,000 Mcf, while a successful developmental well and the acquisition of a co-owner's working interest in the West Cameron 144 Field accounted for an increase of 440,000 Mcf. Production for 1998 also includes one month from the East Breaks 165 Field, acquired May 26, 1998 from BP.

         Oil production increased 71% in 1998 to 322,000 barrels, from 188,000 barrels in 1997. The primary factors in the increased oil production are the acquisition of the East Breaks 165 Field in May 1998 and the successful developmental well completed the Umbrella Point Field.

         Prices. Average natural gas prices, net of the impacts of hedging transactions, decreased 15% in 1998, from $2.47 per Mcf in 1997 to $2.11 in 1998. The 1998 natural gas hedge program had the effect of decreasing the natural gas price realized by $0.02 per Mcf in 1998 and $0.04 per Mcf in 1997. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu per day in each month in 1998 for a total of 11,980,000 MMbtu, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu.

         Average oil prices, net of the impacts of hedging transactions, decreased 13%, to $15.71 per barrel, from $17.96 per barrel in 1997. The 1998 oil hedge program had the effect of increasing the net oil price realized by $2.49 per barrel. The Company has hedged its oil prices on 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls.

         "Lease operating expense" decreased to 33% of oil and natural gas sales, from 36% in 1997. Moreover, on an Mcf equivalent ("Mcfe") basis, lease operating expenses decreased from $0.92 in 1997 to $0.73 in 1998.

         "Depletion,   depreciation  and  amortization"   increased  $10,265,000
primarily due to the increase in 1998 production as discussed above. The amount per Mcfe also increased from $1.11 in 1997 to $1.46 in 1998.

         "General and administrative expense" increased $632,000 in 1998 due to acquisitions made by the Company in July 1997, April 1998 and May 1998. As a percentage of oil and natural gas sales and on an Mcfe basis, these expenses also increased to 4% of oil and natural gas sales from 3% in 1997, and to $0.09 per Mcfe from $0.07 per Mcfe in 1997.

         "Production and ad valorem taxes" increased $222,000 in 1998, to 2% of oil and natural gas sales, from 1% in 1997. The increase is due to production from properties subject to state taxes which were acquired in July 1997.

         "Exploratory dry hole expense" increased $3,937,000 due to the Company's increased exploratory activities in 1998. Of the sixteen wells the Company has drilled or participated in during the first six months of 1998, four of the exploratory wells were not commercially productive. One of the wells was spudded and completed during the first quarter of 1998, and the other three reached total depth during the second quarter. The wells were operated by third parties and the Company owned interests ranging from 10 to 20%. The Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value.

         "Geological and geophysical expense" during 1998 resulted from the Company's non-drilling exploratory activities.

         "Interest income" increased $677,000 in 1998 primarily due to interest income earned on the excess proceeds from the Company's Senior Note offering completed in October 1997.

         "Interest expense" increased $3,798,000 in 1998 primarily due to increased borrowing levels. The increase in borrowing is due to the Company's Senior Note offering completed in October 1997. The increase in borrowing levels is somewhat offset by a reduced interest rate on a majority of the Company's long term debt. In connection with the offering, the Company prepaid or repaid long term debt, a significant amount of which had rates in excess of the 10 5/8% rate on the Notes. This included amounts borrowed in connection with the Amoco acquisition in October 1996 and debt assumed in connection with the Goldking acquisition in July 1997.

Results of Operations

For the three months ended June 30, 1998 and 1997:

         "Oil and natural gas sales" increased 118% for the second quarter of 1998 despite a 10% decrease in oil prices. Natural gas prices for the second quarter of 1998 increased 6% over 1997. A significant increase in natural gas and an increase in oil production brought about the increase in oil and natural gas sales.

         Production. Natural gas production increased 126%, to 5,068,000 Mcf in 1998, from 2,246,000 Mcf in 1997. The Company's developmental drilling program in 1997 and 1998 was the primary factor in the increased production. A successful developmental well completed in January 1998 in the Umbrella Point Field accounted for an increase of 882,000 Mcf in 1998. Successful developmental drilling in the High Island 309 and 310 Fields accounted for an increase in production of 1,496,000 Mcf, while a successful developmental well and the acquisition of a co-owner's working interest in the West Cameron 144 Field accounted for an increase of 268,000 Mcf. Production for 1998 also includes one month from the East Breaks 165 Field, acquired May 26, 1998 from BP.

         Oil production increased 91% in 1998 to 206,000 barrels, from 108,000 barrels in 1997. The primary factors in the increased oil production are the acquisition of the East Breaks 165 Field in May 1998 and the successful developmental well completed the Umbrella Point Field.

         Prices. Average natural gas prices, net of the impacts of hedging transactions, increased 6%, from $1.95 per Mcf in 1997 to $2.06 in 1998. The
1998 natural gas hedge program had the effect of decreasing the natural gas price realized by $.06 per Mcf in 1998 and 1997. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu per day in each month in 1998 for a total of 11,980,000 MMbtu, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu.

         Average oil prices, net of the impacts of hedging transactions, decreased 10% in 1998 to $15.32 per barrel, from $17.03 per barrel in 1997. The 1998 oil hedge program had the effect of increasing the net oil price realized by $2.30 per barrel. The Company has hedged its oil prices on 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls.

         "Lease operating expense" decreased to 32% of oil and natural gas sales, from 36% in 1997. Moreover, on an Mcfe basis, lease operating expenses decreased from $0.76 in 1997 to $0.69 in 1998.

         "Depletion,   depreciation  and  amortization"   increased   $6,404,000
primarily due to the increase in 1998 production as discussed above. The amount per Mcfe also increased from $1.06 in 1997 to $1.50 in 1998.

         "General and administrative expense" increased $313,000 in 1998 due to acquisitions made by the Company in July 1997, April 1998 and May 1998. As a percentage of oil and natural gas sales and on an Mcfe basis, these expenses also increased to 4% of oil and natural gas sales from 3% in 1997 and to $0.08 per Mcfe from $0.07 per Mcfe in 1997.

         "Production and ad valorem taxes" increased $107,000 in 1998. However, as a percentage of oil and natural gas sales and on an Mcfe basis, these remained flat at 1%, and $0.03 per Mcfe, respectively.

         "Exploratory dry hole expense" increased $2,924,000 due to the Company's increased exploratory activities in 1998. Three of the exploratory wells the Company participated during the second quarter were not commercially productive. The wells were operated by third parties and the Company owned interests ranging from 10 to 20%. The Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value.

         "Geological and geophysical expense" during 1998 resulted from the Company's non-drilling exploratory activities.

         "Interest income" increased $295,000 in 1998 primarily due to interest income earned on the excess proceeds from the Company's Senior Note offering completed in October 1997.

         "Interest expense" increased $2,248,000 in 1998 primarily due to increased borrowing levels. The increase in borrowing is due to the Company's Senior Note offering completed in October 1997. The increase in borrowing levels is somewhat offset by a reduced interest rate on a majority of the Company's long term debt. In connection with the offering, the Company prepaid or repaid long term debt, a significant amount of which had rates in excess of the 10 5/8% rate on the Notes. This included amounts borrowed in connection with the Amoco acquisition in October 1996 and debt assumed in connection with the Goldking acquisition in July 1997.

Year 2000

         The Company is currently reviewing its information technology infrastructure in order to evaluate necessary modifications for the year 2000. The Company does not expect that the cost to modify and replace this infrastructure, if necessary, in order for it to be Year 2000 compliant will be material to its results of operations. The Company has not yet fully evaluated the status of third-party systems and the effect, if any, on the Company if third-party systems are not Year 2000 compliant. At this time, the Company is uncertain as to the impact that the year 2000 issue will have on its information technology infrastructure and as to how the Company may be indirectly affected by the impact that the year 2000 will have on companies with which it conducts business.

PART II
                                OTHER INFORMATION

Item 5.  OTHER EVENTS

         On August 11, 1998, H. James Maxwell resigned from his positions as Chairman of the board, Chief Executive Officer and a director. Larry M. Wright, President, was elected to the positions of Chairman of the board and Chief Executive Officer.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               27  Financial Data Schedule

         (b) Reports on Form 8-K

              June 16, 1998   Change in registrant's certifying accountant
              June 16, 1998   Acquisition of properties from BP Exploration
                              & Oil, Inc.

              August 13, 1998 Amended 8-K, acquisition of properties from BP
                              Exploration & Oil, Inc.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PANACO, Inc.

Date:   August 14, 1998                    /s/  Todd R.Bart
      -------------------------            -------------------------------------
                                           Todd R. Bart, Chief Financial Officer
                                       17