Form 10-Q
period 1998-09-30
PANACO INC
filed 1998-11-17
CIK 882074

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-Q

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998




          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26662


                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                               43 - 1593374
 (State or other jurisdiction of incorporation or(I.R.S. Employer Identification
              organization)                               Number)

        1100 Louisiana Street, Suite 5100
                   Houston, Texas                        77002
 (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (713) 970 - 3100




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______ .


     23,844,863 shares of the registrant's $.01 par value Common Stock were outstanding on September 30, 1998.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


       ASSETS
                                                                      As of                      As of
                                                                September 30, 1998         December 31, 1997
 CURRENT ASSETS
      Cash and cash equivalents                                       $3,217,000                $36,909,000
     Accounts receivable                                              11,704,000                  9,735,000
      Prepaid and other                                                  643,000                    626,000
         Total current assets                                         15,564,000                 47,270,000

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
      Oil and gas properties, proved                                 241,651,000                198,840,000
      Oil and gas properties, unproved                                10,863,000                 12,947,000
      Less: accumulated depletion, depreciation,
         and amortization                                           (123,201,000)               (99,239,000)
         Net oil and gas properties                                  129,313,000                112,548,000

 PROPERTY, PLANT AND EQUIPMENT
      Pipelines and equipment                                         26,236,000                 14,875,000
      Less: accumulated depreciation                                  (2,726,000)                (1,416,000)
         Net property, plant and equipment                            23,510,000                 13,459,000

 OTHER ASSETS
      Deferred debt costs, net                                         3,416,000                  3,813,000
      Restricted deposits and other                                    3,831,000                  2,539,000
         Total other assets                                            7,247,000                  6,352,000


 TOTAL ASSETS                                               $        175,634,000       $        179,629,000



                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             As of                        As of
                                                        September 30, 1998           December 31, 1997
 CURRENT LIABILITIES
      Accounts payable                                 $          12,530,000       $           17,225,000
      Interest payable                                             5,380,000                    2,416,000
      Current portion of long-term debt
                                                                           -                            -
         Total current liabilities                                17,910,000                   19,641,000


 LONG-TERM DEBT                                                  115,249,000                  101,700,000

 DEFERRED INCOME TAXES                                                     -                    3,100,000

 COMMITMENTS AND CONTINGENCIES                                             -                            -


 STOCKHOLDERS' EQUITY
      Preferred Shares, $.01 par value,
         5,000,000 shares authorized; no
         shares issued and outstanding                                      -                           -
      Common Shares, $.01 par value,
         40,000,000 shares authorized;
         23,844,863 and 23,913,531 shares
         issued and outstanding, respectively                        240,000                      239,000
      Additional paid-in capital                                  69,131,000                   69,041,000
      Treasury stock, held at cost                                 (250,000)                            -
      Accumulated deficit                                       (26,646,000)                 (14,092,000)
         Total stockholders' equity                               42,475,000                   55,188,000




 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        175,634,000       $          179,629,000



                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                     For the Nine Months Ended September 30,
                                   (Unaudited)



                                                                 1998                    1997
                                                        ------------------      -------------------
 REVENUES
      Oil and natural gas sales                            $   38,901,000           $   23,434,000

 COSTS AND EXPENSES
      Lease operating expense                                  12,608,000                8,010,000
      Depletion, depreciation & amortization                   25,761,000               10,568,000
      General and administrative expense                        1,593,000                  999,000
      Office consolidation and severance expense                  987,000                        -
      Production and ad valorem taxes                             866,000                  329,000
      Exploratory dry hole expense                              4,813,000                   67,000
      Geological and geophysical expense                          828,000                        -
                                                        ------------------      -------------------
         Total                                                 47,456,000               19,973,000
                                                        ------------------      -------------------

 OPERATING INCOME (LOSS)                                      (8,555,000)                3,461,000
                                                        ------------------      -------------------

 OTHER INCOME (EXPENSE)
      Gain on sale of common stock                                     -                   75,000
      Interest income                                            790,000                   92,000
      Interest expense                                       (7,881,000)              (2,297,000)
                                                       ------------------      -------------------
         Total                                               (7,091,000)              (2,130,000)
                                                       ------------------      -------------------

 INCOME (LOSS) BEFORE INCOME TAXES                          (15,646,000)                1,331,000

 INCOME TAX (BENEFIT)                                        (3,100,000)
                                                                                                -
                                                       ------------------      -------------------

 NET INCOME (LOSS)                                       $  (12,546,000)          $     1,331,000
                                                       ==================      ===================


 Net income (loss) per share                                      $(0.52)                   $0.07
                                                       ==================      ===================

 Basic Shares Outstanding                                     23,979,004               19,735,016
                                                       ==================      ===================
 Diluted Shares Outstanding                                   23,979,004               19,735,016
                                                       ==================      ===================



                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                    For the Three Months Ended September 30,
                                   (Unaudited)



                                                                 1998                    1997
                                                          ------------------      -------------------
 REVENUES
      Oil and natural gas sales                              $   14,128,000          $     9,146,000

 COSTS AND EXPENSES
      Lease operating expense                                     4,413,000                2,888,000

      Depletion, depreciation & amortization                      9,312,000                4,384,000

      General and administrative expense                            572,000                  610,000

      Office consolidation and severance expense                    987,000                        -

      Production and ad valorem taxes                               470,000                  155,000

      Exploratory dry hole expense                                  876,000                        -

      Geological and geophysical expense                            346,000                        -
                                                          ------------------      -------------------
         Total                                                   16,976,000                8,037,000
                                                          ------------------      -------------------

 OPERATING INCOME (LOSS)                                        (2,848,000)                1,109,000
                                                          ------------------      -------------------

 OTHER INCOME (EXPENSE)
      Gain on sale of common stock                                         -                   16,000
      Interest income                                                 39,000                   18,000
      Interest expense                                           (2,744,000)                 (958,000)
                                                           ------------------      -------------------
         Total                                                   (2,705,000)                (924,000)
                                                           ------------------      -------------------

 INCOME (LOSS) BEFORE INCOME TAXES                               (5,553,000)                  185,000

 INCOME TAX (BENEFIT)                                               398,000                        -
                                                           ------------------      -------------------

 NET INCOME (LOSS)                                           $   (5,951,000)          $       185,000
                                                           ==================      ===================


 Net income (loss) per share                                          $(0.25)         $ -

                                                           ==================      ===================

 Basic Shares Outstanding                                         23,993,585               22,660,702
                                                           ==================      ===================
 Diluted Shares Outstanding                                       23,993,585               22,660,702
                                                           ==================      ===================



                                  PANACO, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                                             Amount ($)
                                        Number of                             Additional
                                          Common             Common            Paid-in              Treasury        Accumulated
                                          Shares             Stock             Capital              Stock             Deficit
                                     ----------------   ----------------   ----------------   -----------------   ----------------
 Balances, December 31, 1997              23,913,531        $239,000         $ 69,041,000             $-             $(14,100,000)

 Net Loss                                       -                -                 -                                 (12,546,000)

 1998 treasury stock purchases              (118,700)            -                 -                (250,000)              -

 Shareholder rights redemption                  -                -              (118,000)              -                   -

 Common shares issued - director            50,032             1,000             208,000               -                   -
 stock bonuses, ESOP



                                     ----------------   ----------------   ----------------   -----------------   ----------------

 Balances, September 30, 1998             $23,844,863        $240,000       $ 69,131,000          $ (250,000)      $(26,646,000)

                                     ================   ================   ================   =================   ================




                                  PANACO, Inc.
                      Consolidated Statement of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                                     1998                1997
                                                                               -----------------   -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                           $(12,546,000)       $   1,331,000
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depletion, depreciation and amortization                                    25,761,000          10,568,000
         Exploratory dry hole expense                                                 4,813,000
                                                                                                             67,000
         Deferred income tax benefit                                                (3,100,000)                -

         Office consolidation and severance expense                                     987,000

         Unrealized gain on investment in common stock                                     -               (75,000)
         Other, net                                                                 (1,643,000)            (20,000)
         Changes in operating assets and liabilities:
             Accounts receivable                                                    (1,969,000)             733,000
             Prepaid and other                                                          266,000           (960,000)
             Accounts payable                                                       (4,695,000)           4,536,000
             Interest payable                                                         2,964,000            (72,000)
                                                                               -----------------   -----------------
                         Net cash provided by operating activities                   10,838,000          16,108,000
                                                                               -----------------   -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of oil and gas properties
                                                                                        23,000              24,000
         Capital expenditures and acquisitions                                     (56,924,000)        (27,518,000)
         Sale of investment in common stock                                                -             1,717,000
         Decrease/(increase) in restricted deposits                                 (1,178,000)             65,000
                                                                               -----------------   -----------------
                         Net cash used by investing activities                     (58,079,000)        (25,712,000)
                                                                               -----------------   -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from common stock offering, net                                           -            21,997,000
         Long term debt proceeds                                                     36,549,000          15,800,000
         Repayment of long-term debt                                               (23,000,000)        (28,600,000)
                                                                               -----------------   -----------------
                         Net cash provided by financing activities                   13,549,000           9,197,000
                                                                               -----------------   -----------------

 NET DECREASE IN CASH                                                              (33,692,000)           (407,000)

 CASH AT BEGINNING OF YEAR                                                           36,909,000           1,736,000
                                                                               -----------------   -----------------

 CASH AT SEPTEMBER 30                                                             $   3,217,000       $   1,329,000
                                                                               =================   =================

                                  PANACO, Inc.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods ended September 30, 1998 and 1997. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - ACQUISITIONS

     On May 14, 1998 the Company entered into a definitive agreement with BP Exploration and Oil, Inc. ("BP") to acquire BP's 100% working interest in East Breaks Blocks 165 and 209 and 75% working interest in High Island Block 587. The acquisition was accounted for using the purchase method and closed on May 26, 1998. PANACO became the operator of all three blocks effective June 1, 1998. The Company acquired the properties for $19.6 million in cash. Included in the acquisition is the production platform, located in 863 feet of water in East Breaks Block 165. The Company also acquired 31.72 miles of 12" pipeline, with capacity of over 20,000 barrels of oil per day, which ties the production platform to the High Island Pipeline System, the major oil transportation system in the area. It also acquired 9.3 miles of 12 3/4" pipeline, which ties the production platform to the High Island Offshore System, the major gas transportation system in the area. The allocation of the purchase price is preliminary, however, management does not expect that any change in the final allocation of the purchase price and the resulting effect on depletion, depreciation and amortization will be material.

     The following pro forma statement of income (operations) data is based on the historical financial information of PANACO, Inc., the BP Properties, acquired on May 26, 1998, and the Goldking Companies, Inc., acquired on July 31, 1997. This pro forma data may not be indicative of the results that actually would have occurred if these acquisitions had been completed on the dates indicated or which may be obtained in the future. The pro forma financial information should be read in conjunction with the historical financial statements of PANACO, Inc. and the historical statements of revenues and direct operating expenses of the BP Properties and historical statements of income (operations) of the Goldking Companies.
                                  Nine months ended         Nine months ended
                                September 30, 1998          September 30, 1997
  Oil and natural gas sales          $43,929,000              $42,159,000
  Net income (loss) before
    income taxes                      (14,669,000)             5,785,000
  Net income (loss)                   (11,569,000)             5,785,000
  Net income (loss) per share          $(.48)                     $0.27

Note 3 - OIL AND GAS PROPERTIES AND PIPELINES AND EQUIPMENT

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are capitalized. Non-drilling exploratory costs including geological and geophysical costs and delay rentals are expensed. Exploratory drilling costs are capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Interest on unproved properties is capitalized based on the carrying amount of the properties. Provision for depreciation and depletion is determined on a field-by-field basis using the unit-of-production method. Estimated future abandonment costs are recorded by charges to depreciation and depletion expense over the lives of the proved reserves of the properties. Unproved property costs are assessed periodically, on a field-by-field basis to determine if an impairment has occurred. As unproved property costs are determined to be productive, the costs are transferred to proved property costs and are amortized over the life of the proved reserves.

     The Company performs a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and fair value of the depletable unit will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future cash flows computed by applying estimated future oil and natural gas prices, as determined by management, to estimated future production of oil and natural gas reserves over the economic lives of the reserves.

     Pipelines and equipment are carried at cost. Oil and natural gas pipelines are depreciated on the straight-line method over their estimated useful lives, primarily fifteen years. Other property is also depreciated on the straight-line method over their useful lives, ranging from three to seven years.

Note 4 - CASH FLOW INFORMATION

     For purposes of the statement of cash flows, the Company considers all cash investments purchased with original maturities of three months or less to be cash equivalents. Cash payments for interest totaled $9,920,000 and $1,787,000 during the first nine months of 1998 and 1997, respectively. No cash payments for income taxes were made during the first nine months of 1998 or 1997.

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
Proved developed and undeveloped reserves         Oil             Gas
                                                 (Bbls)          (Mcf)

December 31, 1997                             4,506,000       73,632,000
Acquisitions and other                        3,713,000       30,431,000
Production                                     (601,000)     (14,330,000)
Estimated reserves at September 30, 1998      7,618,000       89,733,000

     No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since September 30, 1998. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

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

     The oil and gas industry has experienced significant volatility in recent years because of the fluctuatory relationship of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets. These industry conditions should be considered when this analysis of the Compan's operations is read.

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

     On October 9, 1997 the Company completed an offering of $100,000,000 10 5/8% Senior Subordinated Notes due 2004. Interest is payable April 1 and October 1 of each year. The net proceeds of $96,250,000 were used to repay or prepay substantially all of its outstanding debt in the amount of $55,460,000. The remaining proceeds were used primarily for the development and acquisition of oil and gas properties

     On October 22, 1997 the Company replaced its existing Bank Facility and entered into a new, five year $75,000,000 revolving credit facility (the "New Credit Facility") with First Union National Bank, as administrative agent, and Banque Paribas. The purpose of the New Credit Facility is to provide funds for working capital support and general corporate purposes and to have available letters of credit. The borrowing base on September 30, 1998 was $40,000,000. The Company may elect to pay interest on the New Credit Facility at either the Bank's prime rate or at the London Interbank Offered Rate on Eurodollar loans ("LIBOR") plus 1 to 1.75%, depending upon the percentage of utilization of the borrowing base. Eurodollar loans can be for terms of one, two, three or six months and interest is due at the expiration of the terms of such loans, but no less frequently than three months. On September 30, 1998, the company was in default of conenants in its Bank Facility which it expects to be cured by amendments to the agreement of by a waiver letter no later than November 30, 1998.

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

     At September 30, 1998, 87% of the Company's total assets were represented by oil and gas properties and pipelines and equipment, net of depreciation, depletion and amortization.

     In 1991 certain lenders received a net profits interest (NPI) in the West Delta properties. During the nine months ended September 30, 1998, cash payments with respect to this NPI totaled $278,000.

     The product prices received by the Company, including the impact of hedge transactions discussed below, averaged $2.08 per Mcf for natural gas and $15.05 per barrel for oil for the nine months ended September 30, 1998.

     For 1998 the Company's natural gas hedge transactions are based upon published gas pipeline index prices. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu per day in each month in 1998 for a total of 11,980,000 MMbtu, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu. Including hedge transactions that Goldking had in place, the Company has hedged 7,356 MMbtu per day in 1999, all at an average pipeline index swap price of $1.89 per MMbtu. The Company has also hedged an additional 20,000 MMbtu per day from April 1999 through September 1999 at a swap price of $2.06 per MMbtu. The Company has hedged 218 MMbtu for each day in 2000 at an average pipeline index swap price of $1.87. The Company has also hedged its oil prices by hedging 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls. The Company has hedged 223 Bbls of oil for each day in 1999 at an average price of $17.27 per Bbl and 232 Bbls of oil for each day in 2000 at an average price of $17.35 per Bbl.

     The Company produces and sells natural gas, oil and natural gas liquids. As a result, its financial results can be significantly affected by changes in these commodity prices. The Company uses derivative financial instruments to hedge its exposure to changes in the market price of natural gas and oil. While commodity financial instruments are intended to reduce the Company's exposure to declines in these market prices, the commodity financial instruments may also limit the Company's gains from increases in the market price of natural gas and oil. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized prices of natural gas and oil. Gains or losses on these transactions are recognized in the production month to which a hedge contract relates.

     Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the""PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2,400,000. In connection with the BP acquisition, the Company deposited $1,000,000 into an escrow account on July 1, 1998. On the first day of each quarter thereafter, the Company will deposit $250,000 into the escrow account until the balance in the escrow account reaches $6,500,000. In addition, the Company has $9,250,000 in surety bonds to secure its plugging and abandonment operations.

     Capital expenditures of $56.9 million for the first nine months of 1998 represent an increase of $29.4 million over 1997. These expenditures, funded by operating cash flows, proceeds from the Senior Note offering and borrowings under the Company's Bank Facility, consisted primarily of drilling and development activities on its oil and natural gas properties and the acquisition of oil and natural gas properties. Of the $56.9 million in capital expenditures, 35% was invested in the properties acquired from BP, 24% was invested in the High Island 309 Field, 7% was invested in the West Cameron 144 Field, 5% was invested in the Umbrella Point Field, 3% was invested in the East Breaks 160 Field with the remaining capital expenditures being incurred primarily on development of its smaller onshore properties and on exploratory projects. The Company expects that its cash flows from operations along with borrowing availability under its Bank Facility will be sufficient to meet its operating and capital requirements for 1998.

Results of Operations

For the nine months ended September 30, 1998 and 1997:

    "Oil and natural gas sales" increased 66% for the nine months ended September 30, 1998 despite a 17% decrease in oil prices and a 11% decrease in natural gas prices. Increases in natural gas and oil production brought about the increase in oil and natural gas sales. The increased production in 1998, as discussed below, would have been greater had the storms in the Gulf of Mexico in August and September not occurred. During August and September, the Company was required for safety reasons to shut in at least a portion of its production facilities due to severe weather on four separate occasions.

     Production. Natural gas production increased 93%, to 14,330,000 Mcf in 1998, from 7,446,000 Mcf in 1997. The BP acquisition in May 1998, the Goldking acquisition in July 1997 and successful developmental drilling program in 1997 and 1998 were the primary factors in the increased production. The Goldking acquisition and several wells completed on those properties during 1998 accounted for an increase of 3,115,000 Mcf. Successful developmental drilling in the High Island 309 and 310 Fields accounted for an increase in production of 3,293,000 Mcf, while a successful developmental well and the acquisition of a co-owner's working interest in the West Cameron 144 Field accounted for an increase of 577,000 Mcf.

     Oil production increased 79% in 1998 to 601,000 barrels, from 336,000 barrels in 1997. The primary factors in the increased oil production were the acquisition of the East Breaks 165 Field in May 1998 and a successful developmental well completed in the Umbrella Point Field in January 1998.

     Prices. Average natural gas prices, net of the impacts of hedging transactions, decreased 11% in 1998, from $2.33 per Mcf in 1997 to $2.08 in
1998. The 1998 natural gas hedge program had the effect of increasing the natural gas price realized by $0.03 per Mcf in 1998 and decreasing it by $0.07 per Mcf in 1997. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu per day in each month in 1998 for a total of 11,980,000 MMbtu, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu.

     Average oil prices, net of the impacts of hedging transactions, decreased 17%, to $15.05 per barrel, from $18.02 per barrel in 1997. The 1998 oil hedge program had the effect of increasing the average net oil price realized by $2.26 per barrel. The Company has hedged its oil prices on 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls. Depressed commodity prices will continue to have a negative impact on the Company's results of operations. At current prices, the Company expects to incur an additional loss from operations for the fourth quarter of 1998.

     "Lease operating expense" decreased to 32% of oil and natural gas sales, from 34% in 1997. Moreover, on an Mcf equivalent ("Mcfe") basis, lease operating expenses decreased from $0.85 in 1997 to $0.70 in 1998.

     "Depletion, depreciation and amortization" increased $15.2 million primarily due to the increase in 1998 production as discussed above. The amount per Mcfe also increased from $1.12 in 1997 to $1.44 in 1998. The increase in the amount per Mcfe was in part due to the decline in reserve value of a small, non-operated oil property. The magnitude of depletion is also impacted by the relatively short lives of the Company's proved reserves. Currently, the average life of the Company's proved reserves is approximately six years.

     "General and administrative expense" increased $594,000 in 1998 due to acquisitions made by the Company in July 1997, April 1998 and May 1998. As a percentage of oil and natural gas sales and on an Mcfe basis, these expenses remained flat at 4% of oil and natural gas sales, and decreased to $0.09 per Mcfe from $0.11 per Mcfe in 1997.

    "Office consolidation and severance expense" was a non-recurring charge for the costs associated with closing the Company's Kansas City, Missouri office. The charge includes costs for the relocation of personnel and equipment to its Houston, Texas office and severance costs for several former employees.

    "Production and ad valorem taxes" increased $537,000 in 1998, to 2% of oil and natural gas sales, from 1% in 1997. The increase is due to production from properties subject to state taxes which were acquired in July 1997.

     "Exploratory dry hole expense" increased $4.7 million due to the Company's increased exploratory activities in 1998. Of the 18 wells the Company has drilled or participated in during the first nine months of 1998, five of the exploratory wells were not commercially productive. One of the wells was spudded and completed during the first quarter of 1998, three others reached total depth during the second quarter and the final one reached total depth during the third quarter. The wells were operated by third parties and the Company owned interests ranging from 10 to 20%. The Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value.

     "Geological  and  geophysical   expense"  during  1998  resulted  from  the
Company's non-drilling exploratory activities.

     "Interest income" increased $698,000 in 1998 primarily due to interest income earned on the excess proceeds from the Company's Senior Note offering completed in October 1997.

    "Interest expense" increased $5.6 million in 1998 primarily due to increased borrowing levels. The increase in borrowing is due to the Company's Senior Note offering completed in October 1997. The increase in borrowing levels is somewhat offset by a reduced interest rate on a majority of the Company's long term debt. In connection with the offering, the Company prepaid or repaid long term debt, a significant amount of which had rates in excess of the 10 5/8% rate on the Notes. This included amounts borrowed in connection with the Amoco acquisition in October 1996 and debt assumed in connection with the Goldking acquisition in July 1997.

Results of Operations

For the three months ended September 30, 1998 and 1997:

    "Oil and natural gas sales" increased 55% for the third quarter of 1998 despite a 21% decrease in oil prices and a 6% decrease in natural gas prices. Increases in natural gas and in oil production brought about the increase in oil and natural gas sales. The increased production in 1998, as discussed below, would have been greater had the storms in the Gulf of Mexico in August and September not occurred. During August and September, the Company was required for safety reasons to shut in at least a portion of its production facilities due to severe weather on four separate occasions.

     Production. Natural gas production increased 65%, to 5,005,000 Mcf in 1998, from 3,025,000 Mcf in 1997. Successful developmental drilling on the properties acquired from Goldking accounted for an increase in production of 1,835,000 Mcf, while a successful developmental well and the acquisition of a co-owner's working interest in the West Cameron 144 Field accounted for an increase of 138,000 Mcf. Production for 1998 also includes production from the East Breaks 165 Field, acquired May 26, 1998 from BP.

     Oil production increased 89% in 1998 to 280,000 barrels, from 148,000 barrels in 1997. The primary factors in the increased oil production are the acquisition of the East Breaks 165 Field in May 1998 and a successful developmental well completed in the Umbrella Point Field in January 1998.

     Prices. Average natural gas prices, net of the impacts of hedging transactions, decreased 6%, from $2.14 per Mcf in 1997 to $2.02 in 1998. The
1998 natural gas hedge program had the effect of increasing the natural gas price realized by $0.12 per Mcf in 1998 and decreasing it by $0.11 per Mcf in 1997. The Company has natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu per day in each month in 1998 for a total of 11,980,000 MMbtu, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu.

     Average oil prices, net of the impacts of hedging transactions, decreased 21% in 1998 to $14.29 per barrel, from $18.09 per barrel in 1997. The 1998 oil hedge program had the effect of increasing the net oil price realized in 1998 by $2.01 per barrel. The Company has hedged its oil prices on 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls. Depressed commodity prices will continue to have a negative impact on the Company's results of operations. At current prices, the Company expects to incur an additional loss from operations for the fourth quarter of 1998.

     "Lease operating expense" decreased to 31% of oil and natural gas sales, from 32% in 1997. Moreover, on an Mcfe basis, lease operating expenses decreased from $0.74 in 1997 to $0.66 in 1998.

     "Depletion, depreciation and amortization" increased $4.9 million primarily due to the increase in 1998 production as discussed above. The amount per Mcfe also increased from $1.12 in 1997 to $1.39 in 1998. The increase in the amount per Mcfe was in part due to the decline in reserve value of a small, non-operated oil property. The magnitude of depletion is also impacted by the relatively short lives of the Company's proved reserves. Currently, the average life of the Company's proved reserves is approximately six years.

     "Office consolidation and severance expense" was a non-recurring charge for the costs associated with closing the Company's Kansas City, Missouri office. The charge includes costs for the relocation of personnel and equipment to its Houston, Texas office and severance costs for several former employees.

     "Production and ad valorem taxes" increased $315,000 in 1998. As a percentage of oil and natural gas sales, they increased from 2% in 1997 to 3% in 1998. On an Mcfe basis, these expenses also increased from $0.04 per Mcfe in 1997 to $0.07 per Mcfe in 1998.

     "Exploratory dry hole expense" increased $876,000 due to the Company's increased exploratory activities in 1998. One of the exploratory wells the Company participated during the third quarter was not commercially productive. The well was operated by a third party and the Company owned a 7.5% working interest. The Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value.

     "Geological  and  geophysical   expense"  during  1998  resulted  from  the
Company's non-drilling exploratory activities.

     "Interest expense" increased $1.8 million in 1998 primarily due to increased borrowing levels. The increase in borrowing is due to the Company's Senior Note offering completed in October 1997. The increase in borrowing levels is somewhat offset by a reduced interest rate on a majority of the Company's long term debt. In connection with the offering, the Company prepaid or repaid long term debt, a significant amount of which had rates in excess of the 10 5/8% rate on the Notes. This included amounts borrowed in connection with the Amoco acquisition in October 1996 and debt assumed in connection with the Goldking acquisition in July 1997.

Year 2000

     The Company is currently reviewing its information technology infrastructure and addressing the issues of the associated computer programs and hardware and their ability to distinguish between the year 1900 and 2000. The Company is performing this review with the help of a third-party support provider. This review involves evaluating each component of this infrastructure by the Company and its support provider and includes a critical review of each component as well as discussions with the providers or manufacturers of those components. Throughout this review, the Company has retired or replaced several components of its information technology infrastructure. The costs incurred by the Company for this process have been immaterial to its results of operations. The Company believes that this review and replacement process is substantially complete, and should be finished during the first quarter of 1999. Once this review is complete, the Company and its service provider will begin testing its entire information technology infrastructure, which should be completed by June 30, 1999. The Company believes that the costs of testing and subsequent modifications, if necessary, will be immaterial to its results of operations. At this time the Company does not have a contingency plan for the Year 2000 problem as it believes that it substantially has, and will have completely addressed the Year 2000 problem internally by June 30, 1999.

     The Company has also begun the process of identifying and prioritizing critical suppliers and customers and communicating with them regarding their plans and progress in addressing the Year 2000 problem. These evaluations will be followed by the development of contingency plans, as necessary, which are scheduled to begin in the first and second quarters of 1999 and should be completed by mid-1999.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers and the reliance on third-party information technology support providers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The completion of the Company's Year 2000 review is expected to reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its third-party suppliers and customers. The Company believes that with the completion of its review and development of contingency plans as necessary, the possibility of significant interruptions of normal operations should be reduced.

PART II
                                OTHER INFORMATION

Item 4.           OTHER EVENTS

     On October 6, 1998 the Company held its annual meeting of shareholders in Houston, Texas. With 68% of the shareholders voting, Donald W. Chesser, Mark C. Licata and James B. Kreamer were elected to serve on the board of directors for the next three years.

     A motion to allow 25% or more of the Company's shareholders to call an annual meeting was not approved due to less than 50% of the shareholders voting.

     The choice of KPMG Peat Marwick LLP as independent accountants was approved by the shareholders.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

 (a)Exhibits

    27                    Financial Data Schedule

 (b)Reports on Form 8-K

    June 16,1998    Change in registrant's certifying accountant
    June 16,1998    Acquisition of properties from BP Exploration & Oil, Inc.
    August 13,1998  Amended 8-K,  acquisition of properties  from BP Exploration
                    & Oil, Inc.
    October 23,1998 Registrant's new certifying accountant


                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                   PANACO, Inc.

Date: November 16,1998                       /s/Todd R.BartTodd R. Bart,
                                                Chief Financial Officer