Form 10-Q/A
period 1998-09-30
PANACO INC
filed 1998-11-24
CIK 882074

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

Note 7 - INCOME TAXES


     The Company had net operating loss carryforwards for federal income tax purposes of approximately $40,000,000 at December 31, 1997 which are available to offset future federal taxable income through 2012. The timing of the Company's future utilization of net operating loss carry forwards may be limited on an annual basis due to its issuance of common shares in a public offering and in the acquisition of Goldking. In connection with the Goldking acquisition the Company recorded a $3.1 million deferred tax liability based upon the complete utilization of the Company's deferred tax asset valuation allowance and the requirement for additional deferred tax liabilities resulting from the acquisition. The Company recorded an income tax benefit for the first nine months of 1998 which eliminated this deferred tax liability. The income tax benefit for the three and nine months ended September 30, 1998 was not provided at the expected rate because management determined that a valuation allowance was necessary equal to the net deferred tax asset amount.

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