Form 10-K
period 1998-12-31
PANACO INC
filed 1999-04-23
CIK 882074

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                    FORM 10-K


         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26662
                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                      43 - 1593374


         (State or other jurisdiction                     (I.R.S. Employer
          of incorporation or organization)               Identification Number)


         1100 Louisiana, Suite 5100
            Houston, TX  77002                                 77002-5220
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,877,008 as of March 31, 1999.

          23,985,927 shares of the registrant's Common Stock were outstanding as of March 31, 1999.


                       Documents Incorporated by Reference

     Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 1998, are incorporated by reference into Part III.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          PANACO, Inc. and Subsidiaries

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1998



                                Table of Contents




                                                                                   Page Number

Part I

  Item 1.      Business                                                                 2
  Item 2.      Properties                                                              16
  Item 3.      Legal Proceedings                                                       23
  Item 4.      Submission of Matters to a Vote of Security Holders                     24

Part II

  Item 5.       Market for Common Stock and
                Related Shareholder Matters                                            24
  Item 6.       Selected Financial Data                                                28
  Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    29
  Item 7a.      Quantitative and Qualitative Disclosures
                About Market Risks                                                     35
  Item 8.       Financial Statements and Supplementary Data                            36
  Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                    36

Part III

  Item 10.      Directors and Executive Officers of the Registrant                     37
  Item 11.      Executive Compensation                                                 37
  Item 12.      Security Ownership of Certain Beneficial Owners and
                Management                                                             37
  Item 13.      Certain Relationships and Related Transactions                         37

Part IV

  Item 14.      Exhibits, Financial Statement Schedules and Reports
                On Form 8-K                                                            37

Glossary of Selected Oil and Gas Terms                                                 40

Signatures                                                                             43


ITEM 1. BUSINESS.
----------------

     Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission ("SEC"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements.

     Unless the context otherwise requires, all references herein to "PANACO" or the "Company" include PANACO, Inc., a Delaware corporation, its consolidated subsidiaries and the Company's predecessor Pan Petroleum MLP. Certain capitalized terms relating to the oil and natural gas business are defined in the Glossary. The Company's website may be found at www.PANACO.com.

     PANACO, Inc. is in the business of acquiring, drilling and operating offshore oil and natural gas properties in the Gulf of Mexico and onshore in the Gulf Coast Region (collectively, the "GOM Region"). The Company is a Delaware corporation that was organized in October 1991. Effective September 1, 1992, Pan Petroleum MLP, the Company's predecessor, was merged into the Company. Between 1984 and 1988, this predecessor acquired a total of 114 limited partnerships engaged in the onshore oil and natural gas business. With the acquisition of the West Delta Fields in 1991, the Company shifted its emphasis offshore. Additional offshore properties were acquired in 1994, 1995, 1996, 1997 and 1998. The Company has experienced substantial growth as a result of the acquisition of offshore properties from Amoco (the "Amoco Acquisition") and BP Exploration & Oil, Inc. (the "BP Acquisition") along with Gulf Coast properties, both onshore and in Texas and Louisiana State waters, acquired as part of the Goldking Companies, Inc. (the "Goldking Acquisition").

     The Company's  office is located at 1100  Louisiana,  Suite 5100,  Houston,
Texas  77002-5220,  and its  telephone  number  is  (713)  970-3100,  FAX  (713)
970-3151.

Business Strategy
-----------------

     The Company's strategy is to systematically grow its reserves, production, cash flow and earnings through a program focused on the GOM Region, including
(i) strategic acquisitions and mergers, (ii) exploitation and development of acquired properties, (iii) marketing of existing infrastructure and (iv) a selective exploration program. As a result of the BP, Amoco and Goldking Acquisitions, described below, the Company has an inventory of development and exploration projects that provide additional reserve potential. The key elements of the Company's objectives are outlined as follows:

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

     Over the past seven years, the Company has taken advantage of opportunities to acquire interests in a number of producing properties which fit its acquisition strategy. A historical summary, through December 31, 1998, of the Company's acquisitions is illustrated below:



                                                                      Cumulative          Cumulative
                                            Purchase   Purchase         Capital              Cash          SEC
Acquisition              Seller              Date       Price       Expenditures(a)         Flow(b)      PV 10(c)
-------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in millions)


West Delta Fields(d)     CATO(e)           May 1991   $ 19.6           $ 18.8              $ 55.1        $  6.9
Zapata Properties        Zapata            Jul 1995      2.7(f)           2.1                15.2           3.3
Amoco Properties         Amoco             Oct 1996     40.4             43.7                32.0          27.7
Goldking                 Shareholders      Jul 1997     27.5(g)           9.5                11.2          29.6
BP Properties            BP                May 1998     19.6              1.8                 4.4          21.0
_______________

(a) Excludes exploration expenses for each acquisition subsequent to the date of acquisition.
(b) Defined as net revenues less direct operating expense.
(c) As of December 31, 1998.
(d) Excludes  $4.0  million  for  repair of Tank  Battery  #3 in the West Delta
    Fields.
(e) Conoco, ARCO, Texaco and Oxy.
(f) Excludes a production payment and fee sharing agreement with the seller.
(g) Excludes debt and liabilities of Goldking in the amount of $22.3 million.

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

BP Acquisition
--------------

     On May 14, 1998 PANACO entered into a definitive agreement with BP Exploration & Oil, Inc. ("BP") to acquire BP's 100% interest in East Breaks Blocks 165 and 209 and 75% interest in High Island Block 587. The Acquisition closed on May 26, 1998 and was accounted for using the purchase method. PANACO acquired the properties for $19.6 million in cash. Included with the properties is 3-D seismic data covering twenty offshore blocks. PANACO became the operator of all three blocks effective June 1, 1998.

     The production platform in Block 165 is named "Snapper." This mammoth structure, located in 863 feet of water, is among the tallest bottom supported structures in the Gulf of Mexico. The two wells in High Island Block 587 are completed subsea and tied back to the East Breaks 165 production platform. The remaining 25% of High Island Block 587 is owned by Burlington Resources.

     The Company acquired 31.72 miles of 12" oil pipeline, with capacity of over 20,000 barrels of oil per day, which ties the production platform back to the High Island Pipeline System, the major oil transportation system in the area. The Acquisition also included 9.3 miles of 12 3/4" gas pipeline, which ties the production platform back to the High Island Offshore System, the major gas transportation system in the area.

Goldking Acquisition
--------------------

     Effective July 31, 1997, the Company acquired Goldking Companies, Inc. ("Goldking"), a privately owned, Houston-based oil and natural gas company. Through the Goldking acquisition, the Company obtained estimated additional Proved Reserves of 37.9 Bcfe from 234 wells located primarily in Texas and Louisiana, both onshore and in State waters. Goldking also had a sizeable portfolio of exploration prospects developed using 3-D Seismic data, an extensive development program and a staff of people experienced in Gulf Coast oil and natural gas operations. As part of the transaction, the Company also acquired three pipelines totaling 19 miles in length. The Acquisition provides the Company with attractive development opportunities in the currently active Lower Frio/Vicksburg play in Trinity Bay, Chambers County, Texas.

     The Company acquired Goldking by merging Goldking's corporate parent, The Union Companies, Inc. ("Union") into Goldking Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company. The individual shareholders of Union received merger consideration consisting of $7.5 million in cash, $6.0 million in notes (which were paid in October 1997) and 3,154,930 Company Common Shares, valued for purposes of the transaction at $14.0 million. The Company also assumed the debt and net liabilities of Goldking in the amount of $22.3 million. In 1998 the Company merged the Union subsidiaries and changed the name of that subsidiary to PANACO Production Company.

Amoco Acquisition
-----------------

     In October 1996, the Company acquired interests in six offshore fields from Amoco Production Company for $40.4 million. In consideration for such interests, the Company issued Amoco 2,000,000 Common Shares and paid the sum of $32.0 million in cash. The interests acquired include (1) a 33a% working interest in the East Breaks 160 Field (two Blocks) and a 33a% interest in the High Island 302 Field, both operated by Unocal Corporation; (2) a 50% interest in the High Island 309 Field (two Blocks), a 12% interest in the High Island 330 Field (three Blocks) both operated by Coastal Oil and Gas Corp., (3) a 12% interest in the High Island 474 Field (four Blocks), operated by Phillips Petroleum Company; and (4) a 12.5% interest in the West Cameron 180 Field (one Block) operated by Texaco. The Company acquired an additional 25% interest in West Cameron 180 Field in 1998.

     Exploitation and Development of Acquired Properties

     The Company has an inventory of exploitation projects including development drilling, workovers, sidetrack drilling, recompletions and artificial lift enhancements. As of December 31, 1998, 25% of the Company's total SEC PV-10 relates to Proved Undeveloped Reserves. The Company uses advanced technologies where appropriate in its development activities to convert Proved Undeveloped Reserves to Proved Developed Producing Reserves. These technologies include horizontal drilling and through tubing completion techniques, new lower cost coiled tubing workover procedures and reprocessed 2-D and 3-D Seismic interpretation. A majority of the identified capital projects can be completed with the Company's existing platform and pipeline infrastructure, thereby improving project economics.

     Marketing of Existing Infrastructure

     Along with its purchase of producing properties, the Company has platform, pipeline and processing equipment infrastructure. The Company has interests in 23 offshore platforms and 109 miles of offshore oil and natural gas pipelines with diameters of 10" or larger. To enhance the value of these assets, the Company has marketed this infrastructure to operators and leasehold owners in adjacent fields. The Company currently has pipeline and processing agreements relative to its West Delta Fields, East Cameron 359 Field, East Breaks 109

Field, East Breaks 160 Field and East Breaks 165 Field. The annual revenue received from these contracts for use of the Company's infrastructure in 1998 totaled $2.8 million, which is accounted for as a reduction of lease operating expense. The location of the East Breaks facilities is strategic to deepwater development in the area, and the replacement costs of the platforms, processing facilities and pipelines exceed $100 million. As a result of the development costs, any operators with discoveries in the surrounding deepwater area will have the incentive to use the Company's East Breaks facilities, thus increasing the revenue potential of these platforms and pipelines and extending their economic life.

     Selective Exploration Program

     The Company allocated a modest portion of its 1998 capital budget to exploratory projects and non-drilling exploration expenses. The non-drilling exploration expenses are primarily related to the acquisition, review and interpretation of 3-D Seismic. The Company participated in nine exploratory wells in 1998 all of which were operated by third parties and the Company owned working interests in these wells ranging from 7.5% to 20%. Three of the nine exploratory wells the Company participated in were successful. The amount of money spent on these type of expenditures is determined by management and approved by the board of directors. The Company plans to spend significantly less money on exploration expenses in 1999.

     Geographic Focus

     The Company's reserve base is focused primarily in the GOM Region which has historically been the most prolific basin in North America. The GOM Region currently accounts for over 35% of the natural gas production in the United States and continues to be the most active region in terms of capital expenditures and new reserve additions. Because of upside potential, high production rates, technological advances and acquisition opportunities, the Company has focused its efforts in this region. The Company believes it has the technical expertise and infrastructure in place to take advantage of the inherent benefits of the GOM Region. In addition, as the integrated oil companies move to deeper water, the Company believes it will continue to be well positioned to use its expertise to acquire and exploit GOM Region properties.

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

     Application of Advanced Technologies

     The Company has been successful historically due to its use of 3-D Seismic, horizontal drilling and coiled tubing technologies. As a result of its acquisitions, the Company has a seismic database with a total of 49 linear miles of 2-D Seismic data and 443 square miles of 3-D Seismic data. The Company was also among the first offshore operators to drill and complete successful horizontal wells offshore. The Company has drilled a total of four horizontal wells in the West Delta Fields. The Company applies coiled tubing technology where applicable to decrease workover costs and avoid using drilling and workover rigs for recompletions. The Company uses existing inactive wellbores whenever possible to sidetrack drill to decrease costs and receive production tax benefits where applicable. Also, the Company has performed the less costly through tubing recompletions in several of its existing fields.

     Significant Operating Control

     The Company operates 63% of its properties as measured by SEC PV-10 value. This level of operating control benefits the Company in numerous ways by enabling the Company to (i) control the timing and nature of capital expenditures, (ii) identify and implement cost control programs, (iii) respond quickly to operating problems and (iv) receive overhead reimbursements from other working interest owners. In addition to significant operating control, the geographic focus of the Company allows it to operate a large value asset base with relatively few employees, thereby decreasing lease-operating expense on a unit of production basis.

Well Operations
---------------

     The Company operates 93 offshore wells and owns all of the working interests in a majority of those wells. The Company's 78 remaining offshore wells are operated by third party operators, including Unocal Corporation, Coastal Oil & Gas Corp., Phillips Petroleum Company, Texaco, Anadarko Petroleum Corporation and Burlington. The Company operates 80 onshore wells in which it owns a majority or all of the working interest. In addition, it owns working interests in 370 onshore wells operated by others. Where properties are operated by others, operations are conducted pursuant to joint operating agreements that were in effect at the time the Company acquired its interest in these properties. The Company considers these joint operating agreements to be on terms customary within the industry. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel, and performs other functions required in the production and administration of such property. The compensation paid to the operator for such services customarily varies from property to property, depending on the nature, depth, and location of the property being operated.

Acquisition, Development, and Other Activities
----------------------------------------------

     The Company utilizes its capital budget for (a) the acquisition of interests in other producing properties, (b) recompletions of its existing wells, and (c) the drilling of development and exploratory wells.

     In recent years, major oil companies have been selling properties to independent oil companies because they feel these properties do not have the remaining reserve potential needed by a major oil company. Several independent oil companies have acquired these properties and achieved significant success in further exploitation. Even though a property does not meet the criteria for further development by a major oil company, that does not mean it is lacking further exploitation potential. The majors are simply moving further offshore into deeper water and to other countries where they can find and produce the super-fields that fit their criteria. Present day technology permits drilling and completing wells in water in excess of 10,000.

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

Use of 3-D Seismic Technology
-----------------------------

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

     3-D Seismic and CAEX technology have been in existence since the mid 1970s; however, it was not until the late 1980s, with the development of improved data acquisition equipment and techniques capable of gathering significant amounts of data through a large number of channels and the availability of improved computer technology at reasonable costs, that the method became economically available to firms such as the Company. Prior to that, it was the exclusive province of large multinational oil companies. The Company owns its own processing equipment, but it also utilizes the services of outside firms to process and interpret seismic data.

     With the BP Acquisition, the Company acquired 129 square miles of 3-D Seismic that it is currently reviewing. The Company has used the seismic for its workover and recompletion activity to date, and plans further development on the fields acquired with the seismic. The Company is also processing 18 square miles of new 3-D Seismic data shot over its East Breaks 109 and 110 fields for use in developing those reserves.

Marketing of Production
-----------------------

     Production from the Company's properties is marketed in accordance with industry practices, which include the sale of oil at the wellhead to third parties and the sale of natural gas to third parties at prices based on factors normally considered in the industry, such as the spot price for natural gas or the posted price for oil, and the quality of the oil and natural gas.

     The Company markets all of its offshore oil production to Plains Resources, Amoco, Oxy, Conoco, Texaco, Unocal and Vastar. Oxy, Conoco, Texaco and Vastar each have 25% calls (exclusive rights to purchase) on the oil production from the West Delta Fields at their average posted price for each month. Amoco has a call on all of the oil production from the Amoco Properties at their posted prices. If the Company has a bona fide offer from a crude oil purchaser at a higher price than Amoco's posted price, then Amoco must match that price or release the call. Oil from the Zapata Properties is currently being sold to Unocal and Amoco, but can be sold to any crude oil purchaser of the Company's choice. Plains Resources purchases the oil production from the Umbrella Point Fields and the East Breaks 165 and 209 Fields. Natural gas is sold on the spot market. There are numerous potential purchasers for offshore natural gas. Notwithstanding this, natural gas purchased by Tenneco Gas Marketing Company (now El Paso Gas Marketing Co.) accounted for 42% of the revenues in 1998. There are numerous natural gas purchasers doing business in the areas involved as well as natural gas brokers and clearinghouses. Furthermore, the Company can contract to sell the natural gas directly to end-users. The Company does not believe that it is dependent upon any one customer or group of customers for the purchase of natural gas.

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

     Starting in 1997 the Company's natural gas hedge transactions are based upon published natural gas pipeline index prices and not the NYMEX. This change has significantly reduced price differential risk due to transportation. The Company has natural gas hedged in quantities ranging from 7,301 to 27,301 MMbtu per day in each of the months in 1999 for a total of 6,310,000 MMbtu, at pipeline prices averaging approximately $1.98 per MMbtu, for a NYMEX equivalent of approximately $2.13 per MMbtu. The Company has hedged 218 MMbtu for each day in 2000 at an average pipeline index swap price of $1.87. The Company has hedged 223 Bbls of oil for each day in 1999 at an average price of $17.27 per Bbl and 232 Bbls of oil for each day in 2000 at an average price of $17.35 per Bbl.

Plugging and Abandonment Escrows
--------------------------------

     Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Through November 30, 1997 the Company funded $900,000 into an escrow account with respect to the West Delta Fields. At that time, the Company completed its obligation for the funding of the West Delta agreement. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management

Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2.4 million. In connection with the BP Acquisition, the Company deposited $1 million into an escrow account on July 1, 1998. On the first day of each quarter thereafter, the Company will deposit $250,000 into the escrow account until the balance in the escrow account reaches $6.5 million.

Insurance
---------

     The Company maintains insurance coverage which it believes is customary for companies of a similar size engaged in operations similar to the Company's. The Company's insurance coverage includes comprehensive general liability insurance in the amount of $50 million per occurrence for personal injury and property damage and cost of control and operators extra expense insurance of $3 million on onshore wells, $20 million on wells in Louisiana State waters and $50 million per occurrence in Federal offshore waters, which limits are proportionately reduced when the Company owns less than 100% of the respective property. The Company maintains $77 million in property insurance on its offshore properties. There is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company=s financial condition and operations.

Funding of Business Activities
------------------------------

     The Company currently has a $17 million capital budget for 1999, which is subject to change upon review by management and the board of directors. The
Company anticipated funding this capital budget through cash flows and borrowings under its line of credit. In conjunction with an amendment to the loan agreement, on April 13, 1999 the borrowing base under the line of credit was reduced to $25 million, see "Bank Facility." The amendment provides for a $4 million reductions in this borrowing base on June 30, 1999 and September 30, 1999. With these reductions in the borrowing base, and the amount outstanding on April 16, 1999 of $24 million, the Company will be required to reduce its 1999 capital budget to $11.5 million, which it currently has committed to spend. These assumptions do not include any external sources of financing or redeterminations of its borrowings. The line of credit permits the Company to request such a redetermination from the bank.

     During 1998, the Company's capital expenditures were approximately $61.8 million for (1) acquisition of an offshore property, (2) the development of its oil and gas properties and (3) participation in exploratory wells. The sources of funds for capital expenditures were cash flow from operations, proceeds from the Senior Note offering and borrowings on the Company's existing bank facility. The cash flow generated by the Company's activities would decline in the absence of the acquisition and development of other oil and natural gas properties or increases in the Company's production of oil and natural gas resulting from exploration or the development of its properties.

     During 1996 shareholders' equity increased by $1.8 million, as a result of the exercise of warrants, and $8.4 million as a result of 2,000,000 shares being issued to Amoco Production Company as part of the Amoco Acquisition. During 1997, shareholders' equity increased by $22 million as a result of the issuance of 6,000,000 Common Shares in a public offering, $1.2 million as a result of issuance and exercise of warrants, contributions to the Company's ESOP and employee stock bonuses, and $14.4 million as a result of the issuance of 3,154,930 Common Shares to the beneficial owners of Goldking and 84,000 Common Shares as a finders fee, both in connection with the Goldking Acquisition. The Company issued shares to the ESOP and as director compensation in 1998 which increased shareholders' equity by $275,000.

Senior Notes
------------

     On October 9, 1997 the Company issued $100 million aggregate principal amount of 10 5/8% Senior Notes due October 1, 2004. Interest on the Senior Notes accrues from the date of original issuance and is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998.

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

     Upon a Change of Control as defined in the Indenture, each holder of the Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest, if any, thereon to the date of repurchase. The Company must maintain a total Adjusted Consolidated Net Tangible Asset Value, as defined in the Indenture, ("ACNTA") equal to 125% of the Company's indebtedness, as defined in the Indenture, at the end of each quarter. If the Company's ACNTA falls below this percentage of indebtedness for two succeeding quarters, the Company must redeem an amount of the Senior Notes sufficient to maintain this ratio.

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

Bank Facility
-------------

     The Company has a $75.0 million revolving credit facility (the "Bank Facility") from First Union National Bank of North Carolina, as Administrative Agent and Banque Paribas (collectively, the "Lenders"). The Bank Facility provides funds for working capital support and general corporate purposes and to have available letters of credit.

     The Bank Facility is a revolving credit subject to a borrowing base determination made April 1 and October 1 of each year by the Lenders. At April 1, 1999 the borrowing base was reduced to $25.0 million from $45.0 million at December 31, 1998. If at any time, at the sole discretion of the Lenders, the borrowing base is determined to be less than the current loan balance, the Company will be required to pay down the excess in two equal payments due three and six months after notification from the Administrative Agent. As of April 15, 1999, the Company's balance under the Bank Facility was $24.0 million. The borrowing base is subject to $4 million reductions on June 30, 1999 and September 30, 1999.

     The Company may elect to pay interest on the Bank Facility at either the Bank's prime rate or at LIBOR plus 1 to 1.75% at December 31, 1998 (effective April 1, 1999 1.5 to 2.25%), depending upon the percentage of utilization of borrowing base. LIBOR is the London Interbank Offered Rate on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months.

     The Bank Facility has a maturity of four years with no required principal payments until maturity, provided that the outstanding principal balance does not exceed the borrowing base determinations April 1 and October 1 of each year by the Lenders. Indebtedness under the Bank Facility constitutes senior indebtedness with respect to the Senior Notes. Outstanding indebtedness is secured by first priority mortgages and security interests taken by the Lenders in substantially all properties and assets owned by the Company. All of the capital stock of all subsidiaries of the Company is pledged pursuant to the Bank Facility. Each of the Company's wholly owned subsidiaries guarantees the Bank Facility.

     Under the terms of the Bank Facility, the Company must maintain a ratio of EBITDA to consolidated interest expense of not less than 2.0 to 1 at December 31, 1998 (2.5 to 1 thereafter). In addition, the Company must also maintain current assets, including availability under the line at that time, of not less than current liabilities. The Bank Facility contains certain covenants, including a minimum tangible net worth test, and negative covenants imposing limitations on mergers, additional indebtedness, and pledges and sales of assets. At December 31, 1998, the Company had not satisfied all of the covenants required under the Bank Facility. The Company has obtained waivers and amended the agreement to eliminate the default. However, the Company has classified this debt as a current liability since it is probable the Company will fail to meet these covenants at measurement dates prior to December 31, 1999.

Competition, Markets, Seasonality and Environmental and Other Regulation
------------------------------------------------------------------------

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

     Seasonality. Historically the nature of the demand for natural gas caused prices and demand to vary on a seasonal basis. Prices and production volumes were generally higher during the first and fourth quarters of each calendar year. The substantial amount of natural gas storage becoming available in the U.S. is altering this seasonality. During 1994, 1995, 1996 and 1997 the
Company=s natural gas prices averaged $1.88, $1.58, $2.17 and $2.49, respectively, in each case, per Mcf. The Company sells its natural gas on the spot market based upon published index prices for each pipeline. Historically the net price received by the Company for its natural gas has averaged about $.10 per MMbtu below the NYMEX Henry Hub index price, due to transportation differentials. Fields that are located further offshore, such as the Amoco Properties, will generally sell their natural gas for as much as $.1244 below that index price. Early 1997 pipeline index prices were at historical highs, moderated during the late winter and spring only to rebound in the last half of the year. During 1998, natural gas prices received by the Company ranged from a low of $1.62 to a high of $2.37 per Mcf. The average price received per Mcf for 1998 was $2.05.

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

     Extensive federal, state and local laws and regulations govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which change frequently, are often difficult and costly to comply with and which carry substantial civil and/or criminal penalties for failure to comply. Some laws, rules and regulations to which the Company is subject relating to protection of the environment may, in certain circumstances, impose Astrict liability@ for environmental contamination, rendering a person liable for environmental damages and response costs without regard to negligence or fault on the part of such person. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as the ASuperfund@ law, imposes strict, joint and several liability on an owner and operator of a facility or site where a release of hazardous substances into the environment has occurred and on companies that disposed or arranged for the disposal of the hazardous substances released at the facility or site. Similarly, the Oil Pollution Act of 1990 ("OPA") imposes strict liability for remediation and natural resource damages in the event of an oil spill. In addition to other requirements, the OPA requires operators of oil and natural gas leases on or near navigable waterways to provide $35 million in "financial responsibility," as defined in the Act. At present the Company is satisfying the financial responsibility requirement with insurance coverage. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations and costs of the Company. Furthermore, the Company cannot guarantee that such laws as they apply to oil and natural gas operations will not change in the future in such a manner as to impose substantial costs on the Company. While compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company, the Company believes that other independent energy companies in the oil and natural gas industry likely would be similarly affected. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

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

Employees
---------

     The Company has 34 full time employees, five of whom are officers. The Company utilizes an additional 40 contract personnel in the operation of its properties, and uses numerous outside geologists, production engineers, reservoir engineers, geophysicists and other professionals on a consulting basis.


Risk Factors
------------
     Information contained or incorporated by reference in this Annual Report may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The following matters and certain other factors noted throughout this Annual Report constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

     Substantial Leverage; Ability to Service Debt

     The Company incurred a significant loss in 1998, and is significantly leveraged, with outstanding long-term indebtedness of $115.7 million and stockholders' equity of $7.9 million as of December 31, 1998. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations is dedicated to the payment of interest on its indebtedness and is not available for other purposes, (ii) the covenants contained in the Bank Facility and the Senior Notes require the Company to meet certain financial tests and limit the Company's ability to borrow additional funds or to acquire or dispose of assets, and (iii) the Company's ability to obtain additional financing in the future may be impaired. Additionally, the senior status of the Senior Notes, the Company's high debt to equity ratio, and the use of substantially all of the Company's assets as collateral for the Bank Facility will for the present time make it difficult for the Company to obtain financing on an unsecured basis or to obtain secured financing other than certain "purchase money" indebtedness collateralized by the acquired assets.

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

     The Bank Facility limits the Company's borrowings to amounts determined by the lenders, in their sole discretion, based upon a variety of factors including the amount of indebtedness which can be adequately supported by the value of oil and natural gas reserves and assets owned by the Company (the "Borrowing Base"). The Company had $25.0 million in borrowing base at April 1, 1999 under the Borrowing Base of the Bank Facility. If oil or natural gas prices decline below their current levels, the availability of funds under the Bank Facility could be materially adversely affected.

     The Bank Facility requires the Company to satisfy certain financial ratios in the future. The failure to satisfy these covenants or any of the other covenants in the Bank Facility would constitute an event of default thereunder and, subject to certain grace periods, may permit the lenders to accelerate the indebtedness then outstanding under the Bank Facility and demand immediate repayment thereof. See "Bank Facility." At December 31, 1998, the Company had not satisfied all of the covenants required of the Bank Facility. The Company has obtained waivers and amended the Bank Facility to eliminate the covenant deficiency. See "Bank Facility" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

     The SEC PV-10 of Proved Reserves referred to herein should not be construed as the current market value of the estimated Proved Reserves of oil and natural gas attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from Proved Reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. The calculation of the SEC PV-10 of the Company's oil and natural gas reserves at December 31, 1998 is based on prices of $2.05 per MMbtu of natural gas and $10.00 per Bbl of oil. Actual future net cash flows also will be affected by (i) the timing of both production and related expenses; (ii) changes in consumption levels and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the Securities and Exchange Commission is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and natural gas industry in general. Furthermore, the Company's reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and natural gas, prevailing oil and natural gas prices and other factors. See "Properties - Oil and Gas Information."

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

     The Company has recently begun to focus its acquisition efforts on larger packages of oil and natural gas properties, such as the properties involved in the BP and Amoco Acquisitions. The acquisition of larger oil and natural gas properties may involve substantially higher costs and may pose additional issues regarding operations and management. There can be no assurance that oil and natural gas properties acquired by the Company will be successfully integrated into the Company's operations or will achieve desired profitability objectives. See "Business - Acquisition, Development, and Other Activities."

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

     Marketing Risks

     Substantially all of the Company's natural gas production is currently sold to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices. For the year ended December 31, 1998, one purchaser accounted for approximately 42% of the

Company's revenues. The Company does not believe that discontinuation of its sales arrangement with such firm would be in any way disruptive to the Company's natural gas marketing operations. See "Business - Competition, Markets, Seasonality and Environmental and Other Regulation."

     Hedging Risks

     Historically, the Company has reduced its exposure to the volatility of crude oil and natural gas prices by hedging a portion of its production. In a typical hedge transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge over a floating price. If the floating price exceeds the fixed price, the Company is required to pay the counter party all or a portion of this difference multiplied by the quantity hedged, regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. In the past, the Company has hedged up to, but not more than, 50% of its anticipated oil and natural gas production on an annualized basis. Hedging also prevents the Company from receiving the full advantage of increases in crude oil or natural gas prices above the fixed amount specified in the hedge.

     AbandonmentCosts

     Due to the Company's number of offshore properties and production facilities, government regulations and lease terms will require the Company to incur substantial abandonment costs. As of December 31, 1998, total abandonment costs for the Company's offshore properties estimated to be incurred through 2014 were approximately $17.4 million, net of restricted cash, described below. Estimated abandonment costs have been included in determining estimates of the Company's future net revenues from Proved Reserves included herein, and the Company accounts for such costs through its provision for depreciation, depletion and amortization. Under the terms of various agreements, the Company is required to fund restricted cash accounts as a reserve for abandonment costs on most of its offshore properties. See "Business - Plugging and Abandonment Escrows."

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

     Competition

     There are many companies and individuals engaged in the exploration for and development of oil and natural gas properties. Competition is particularly intense with respect to the acquisition of oil and natural gas producing properties and securing experienced personnel. The Company encounters competition from various independent oil companies in raising capital and in acquiring producing properties. Many of the Company's competitors have financial resources and staffs considerably larger than the Company. See "Business - Competition, Markets, Seasonality and Environmental and Other Regulation."

     Dependence Upon Key Personnel

     The success of the Company will depend almost entirely upon the ability of a small group of key executives to manage the business of the Company. Should one or more of these executives leave the Company or become unable to perform his duties, no assurance can be given that the Company will be able to attract competent new management.

ITEM 2. PROPERTIES.
------------------

     The Company has grown through the acquisition of producing properties and the subsequent application of advanced technology such as 3-D Seismic to exploit potential producing zones which have been overlooked or bypassed by previous operators.

     Since 1990, the Company has made six acquisitions of producing properties for a total of $106.4 million, which properties had Proved Reserves of approximately 159 Bcfe as of their respective acquisition dates. As of December 31, 1998, the Company had Proved Reserves of 126 Bcfe with a SEC PV-10 of $94.6 million. Approximately 75% of the Company=s total SEC PV-10 are classified as Proved Developed Reserves and approximately 65% of the Company=s total Proved Reserves are natural gas.

     The Company's primary producing properties are located along the Gulf Coast in Texas and Louisiana and offshore in the federal and state waters of the Gulf of Mexico. The Company owns interests in a total of 282 oil wells and 362 natural gas wells. The Company owns interests in 23 federal blocks in the Gulf of Mexico and nine state water blocks and operates 63% of the 171 offshore wells, based upon the SEC PV-10 value as of December 31, 1998. The Company's non-operated offshore properties are operated by large independents and major oil companies, including Unocal, Phillips, Texaco, Coastal, Anadarko and Burlington. The 450 onshore wells account for 10.8% of the Company's total SEC PV-10 value as of December 31, 1998. The Company operates 65% of the onshore wells, based upon such SEC PV-10 value. The Company also owns interests in 23 offshore production platforms and 109 miles of offshore oil and natural gas pipelines with diameters of 10" or larger.

     The following table sets forth certain information with respect to the Company's significant properties as of December 31, 1998. These properties represent 79% of the aggregate SEC PV-10 value of the Company.

                                                   Total Proved                            % of
                       Working                       Reserves               SEC PV-10     Total SEC
  Field               Interests   Wells  Operator      MBbls      Bcf       Value(000s)     PV-10
---------------------------------------------------------------------------------------------------

East Breaks 165       75 - 100%    18     PANACO       3,321      21.3     $  21,044          22%
Umbrella Point          80-100%    20     PANACO       1,783      16.0        20,480          22%
East Breaks 160           33.3%    16     Unocal         992       9.7        13,582          14%
High Island 309             50%    18     Coastal        115       9.8        13,001          14%
West Delta                 100%    35     PANACO         271       6.1         6,860           7%
---------------------------------------------------------------------------------------------------
   Total                          107                  6,482      62.9     $  74,967          79%


     East Breaks 165

     For information regarding the East Breaks 165 field, see "Business Strategy
- BP Acquisition."

     Umbrella Point

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

     East Breaks 160

     The Company acquired a 33.3% interest in this field as part of the Amoco Acquisition in October 1996. The field consists of two federal offshore blocks, East Breaks 160 and 161, with a production platform set in 925' of water placing this production facility on the edge of deep water. The field is operated by Unocal and production is from 12 separate reservoirs. Unocal acquired proprietary 3-D Seismic over the field in 1990 and has identified the undeveloped locations. The Proved Developed Producing Reserve value is proportionately dispersed among eleven producing wells decreasing the risk to some degree. The undeveloped locations included are based on seismic interpretation of attic reserves. The facility also receives processing fees from Vastar Corp. related to a subsea well drilled in Block 117. Because of the strategic location of the platform on the edge of deepwater, the facility has potential for additional processing and handling fees as more nearby discoveries are made and tied into the platform. In addition to the property interests acquired, the Company purchased a 33.3% interest in a 12.67 mile 12" natural gas pipeline connecting the East Breaks Block 160 platform to the High Island Offshore System ("HIOS") a natural gas pipeline system in the Gulf of Mexico and a 33.3% interest in a 17.47 mile 10" oil pipeline connecting the platform to the High Island Pipeline System ("HIPS"), a crude oil pipeline system in the Gulf of Mexico. Currently such firms as Exxon, Reading and Bates and Santa Fe Energy are actively exploring in the East Breaks Area and the Company believes that, due to the ongoing deepwater exploration in the Area, the Company's platform and pipelines will become long term strategic revenue generating assets after the field reserves are depleted.

     High Island 309

     The Company purchased its interest in the High Island Block A-309 Field from Amoco in October of 1996 and has a 50% working interest. The field consists of the High Island blocks A-309 and A-310 in approximately 200' of water. Production is from three faulted anticlines with 18 productive reservoirs. Coastal Oil and Gas Corp. operates this property and has conducted an evaluation of reprocessed proprietary 3-D Seismic surveys resulting in significant drilling activity in 1997 and 1998. The Company has drilled new wells, sidetracked existing wells into new formations and recompleted existing wells in new formations. The field is currently producing 30 MMcf per day of natural gas and 15 Bbl per day of condensate compared to 15 MMcf per day and 6 Bbl per day of condensate at the beginning of 1997. The Company believes that continued review of the 3-D Seismic may result in additional development.

     West Delta

     These properties consist of 13,565 acres in Blocks 52 through 56 and Block 58 in the West Delta Area, offshore Louisiana. The West Delta Fields were acquired from Conoco, Inc., Atlantic Richfield Company (now Vastar Resources, Inc.), OXY USA, Inc. and Texaco Exploration and Production, Inc. in May 1991. These Fields were shut in from December 6, 1998 throughout the first quarter due to a third party pipeline being shut in.

     The Company has an 87.5% net revenue interest in the field, subject to a 5% net profits interest on the shallower reservoirs in favor of the Company's former lenders and a 4.166% overriding royalty interest on the deeper reservoirs in favor of Conoco and OXY. The Company is the operator and generally owns 100% of the working interest in these wells. Presently, the properties have 36 wells, five of which were recently drilled, which produce from depths ranging from 1,200' to 16,800'. Because of the existing surface structures and production equipment, additional wells can be added on the properties with lower completion costs.

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

     During 1994, the Company farmed out the deep rights (below 11,300') to an 1,875 acre parcel in Block 58 and sold "C" Platform to Energy Development Corporation which drilled a successful well to 16,800'. Production commenced in April, 1995. The Company has a 15% overriding royalty interest in that acreage. The well is currently producing 9,000 Mcf per day and 150 Bbls of condensate per day. Energy Development Corporation was subsequently acquired by Samedan Oil Corporation.

     The Company generated a prospect in the northern portion of West Delta Block 58 using 3-D Seismic, which it farmed out to Tana Oil & Gas Corporation in 1996. Tana drilled a successful well to 12,800' which encountered 85' of net pay and is currently producing 7,000 Mcf per day. The Company retained an overriding royalty interest in the farmout, which was converted to a 25% working interest at payout on September 26, 1997.

     In connection with the acquisition of the West Delta offshore properties, the Company provides the sellers with a $4.1 million plugging and abandonment bond collateralized in part with a bank escrow account. See "The Company - Plugging and Abandonment Escrows."

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

     High Island A-330 Field. The field consists of three blocks, High Island A-330, High Island A-349 and West Cameron 613, located in 280' of water. The Company owns a 12% working interest, which it acquired from Amoco in 1996. Coastal Oil and Gas Corporation is the operator. Three wells were recompleted in 1996. This field produces from a faulted anticline with 24 productive horizons. Significant upside potential was delineated by a recently shot 3-D Seismic survey.

     High Island A-474 Field. This field consists of three full blocks in the High Island Area, A-474, A-489, A-499, and part of Block A-475. The water depth is 250' to 285' and Phillips Petroleum Company is the operator. In 1996 the Company acquired from Amoco a 12% working interest in Blocks A-474 and A-489, a 13.1% working interest in Block A-499, and a 12% working interest in Block A-475. There are 23 productive horizons in this faulted anticline. A proprietary 3-D Seismic survey was shot in 1991 and processed in 1993.

     West Cameron 180 Field. This field consists of a single block, West Cameron 144, in 40' of water. Texaco is the operator. The Company acquired its initial 12.5% working interest from Amoco in 1996 and additional 25% from another owner in 1998. The producing feature is a north-plunging faulted anticline that underlies West Cameron Blocks 173 and 180. There are three productive horizons. A new well was completed in January 1998 and is producing 4.1 MMcf and 60 barrels of condensate per day.

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

Oil and Gas Information
-----------------------

     The following tables set forth selected oil and natural gas information for the Company, and certain forward-looking information about its properties. Future results may vary significantly from the amounts reflected in the information set forth herein because of normal production declines and future acquisitions. The following information on Proved Reserves, future net cash flows from Proved Reserves and the SEC PV-10 value of such estimated future net cash flows for the Company's properties as of December 31, 1998 were prepared by independent petroleum engineers, Ryder Scott Company, Netherland, Sewell & Associates, Inc., W.D Von Gonten & Co. and McCune Engineering, P.E. See "Risk Factors - Uncertainty of Estimates of Reserves and Future Net Cash Flows" and "Finding and Acquiring Additional Reserves; Depletion."


                               Proved Reserves (a)


     The following table sets forth information as of December 31, 1998 as to the estimated Proved Reserves attributable to the Company's properties.

Oil and liquids (Bbl):                                                                 Pro Forma (b)

            Proved Developed Reserves...................................5,165,328        5,223,359
            Proved Undeveloped Reserves.................................2,288,917        2,629,180
                                                                       ----------       ----------
                     Total Proved Reserves..............................7,454,245        7,852,539

Natural gas (Mcf):
                Proved Developed Reserves .............................50,538,718       50,844,718
                Proved Undeveloped Reserves............................30,709,981       32,834,981
                     Total Proved Reserves.............................81,248,699       83,679,699

_____________
     (a)  Calculated by the Company in accordance with the rules and regulations of the SEC,  based upon  December 31, 1998 prices of $10.00 per Bbl of
          oil  and  $2.05  per  MMbtu  of  natural   gas,   adjusted  for  basis
          differentials, Btu content of natural gas and specific gravity of oil.
          The Company's independent reservoir engineers prepare a reserve report as of the end of each calendar year.

    (b) Includes reserve amounts for acquisitions that were in progress at December 31, 1998.


                          Estimated Future Net Revenues
                            from Proved Reserves (a)

     The following table sets forth information as of December 31, 1998 as to the estimated future net revenues (before deduction of income taxes) from the production and sale of the Proved Reserves attributable to the Company's properties.

                                                        Proved                         Total
                                                       Developed                       Proved
                                                       Reserves       Pro Forma(b)    Reserves       Pro Forma(b)
                                                       ---------      ---------       --------       ---------

        Estimated Future net revenues (c):.............$86,547,916    $87,344,716    $129,326,942    $133,363,339

        Present value (10%) of estimated future net
         revenues (SEC PV-10)..........................$71,186,819    $71,692,758     $94,580,281     $97,156,670
_______________

(a) Calculated by the Company in accordance with the rules and regulations of the SEC, based upon December 31, 1998 prices of $10.00 per Bbl of oil and $2.05 per MMbtu of offshore natural gas, adjusted for basis differentials, Btu content of natural gas and specific gravity of oil. The Company's independent reservoir engineers prepare a reserve report as of the end of each calendar year.

(b) Includes amounts for acquisitions that were in progress at December 31, 1998.

(c) Estimated future net revenues represent estimated future gross revenues from the production and sale of Proved Reserves, net of estimated operating costs, future development costs estimated to be required to achieve estimated future production and estimated future costs of plugging offshore wells and removing offshore structures.



                        Production, Price, and Cost Data

     The following table sets forth certain production, price, and cost data with respect to the Company's properties for the three years ended December 31, 1998, 1997 and 1996.

                                                                      For the year ended December 31,

                                                      ---------------------------------------------------------
                                                                1996(a)            1997                 1998

        Oil and Condensate:
             Net Production (Bbls)(b)                           276,000           515,000              895,000
             Revenue                                      $   5,356,000    $    9,354,000        $  10,916,000
             Hedge gains (losses)                         $          --    $      (67,000)       $   2,034,000
             Average net Bbl per day                                756             1,411                2,452
             Average price per Bbl before hedges          $       19.42    $        18.17        $       12.20
             Average price per Bbl including hedges       $       19.42    $        18.04        $       14.47


        Natural Gas:
             Net Production (Mcf)(b)                          6,788,000        11,468,000           18,041,000
             Revenue                                      $  18,653,000    $   29,751,000        $  36,910,000
             Hedge gains (losses)                         $  (3,946,000)   $   (1,197,000)       $     431,000
             Average net Mcf per day                             18,600            31,400               49,400
             Average price per Mcf before hedges          $        2.74    $         2.59        $        2.05
             Average price per Mcf including hedges       $        2.17    $         2.49        $        2.07

        Total Revenues                                    $  20,063,000    $   37,841,000        $  50,291,000

        Production Cost:
             Production cost                              $   8,186,000    $   11,150,000        $  18,148,000
             Mcfe(c)                                          8,444,000        14,557,000           23,411,000
             Production cost per Mcfe(c)                  $         .97    $          .77        $         .78
______________

(a) The information shown for 1996 was impacted by the fire on April 24th at West Delta Tank Battery #3, which resulted in those fields being off production until October 7, 1996. For that reason management would not consider this data to be indicative of the future. Also this information includes Bayou Sorrel Field through September 1, the date of its sale, and includes information with respect to the Amoco Properties only from October
     8,  1996.
(b) Production information is net of all royalty interests, overriding royalty interest and the net profits interest in the West Delta Fields owned by the Company's former lenders.
(c) Oil production is converted to Mcfe at the rate of 6 Mcf per Bbl, representing the estimated relative energy content of natural gas to oil.

                              Productive Wells (a)

     The following table sets forth the number of productive oil and natural gas wells, as of December 31, 1998, attributable to the Company's properties.

                                                            Productive Wells             Company Operated
                                                            ----------------             ----------------

        Gross productive offshore wells (b):
               Oil    .....................................         73                          47
               Natural Gas   ..............................        121                          46
                                                                   ---                         ---
                    Total  ................................        194                          93

         Net productive offshore wells (c):
               Oil    .....................................         53                          47
               Natural Gas   ..............................         60                          42
                                                                   ---                         ---
                    Total  ................................        113                          89

        Gross productive onshore wells (b):
               Oil    .....................................        209                          65
               Natural Gas   ..............................        241                          15
                                                                   ---                         ---
                    Total  ................................        450                          80

        Net productive onshore wells (c):
               Oil    .....................................         70                          58
               Natural Gas   ..............................         13                           8
                                                                   ---                         ---
                    Total  ................................         83                          66
__________

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

                                Leasehold Acreage
     The following table sets forth the developed acreage as of December 31, 1998, attributable to the Company's properties.

        Developed onshore acreage (a):
                Gross acres (b)..........................................................     83,393
                Net acres (c)............................................................      6,734

        Undeveloped onshore acreage (a):
                Gross acres (b)..........................................................      8,787
                Net acres (c)............................................................      3,229

        Developed offshore acreage (a):
                Gross acres (b)..........................................................    127,935
                Net acres (c)............................................................     47,926

        Undeveloped offshore acreage (a)(d):
                Gross acres (b)..........................................................     82,380
                Net acres (c)............................................................     10,721
__________

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

                               Drilling Activities

     The following table sets forth the number of gross productive and dry wells in which the Company had an interest, that were drilled and completed during the five years ended December 31, 1998. Such information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and natural gas reserves generated thereby or the costs to the Company of productive wells compared to the costs to the Company of dry wells.


                      Developmental Wells                             Exploratory Wells
                       Completed    Dry                            Completed           Dry
                    Oil     Gas     Oil   Gas                   Oil      Gas     Oil      Gas
                    -------------------------                   -----------------------------


1994                5        4      --     --                   --        1       --      --
1995               --       --      --     --                   --       --       --       3
1996               --       --       2     --                   --       --       --      --
1997                6       13      --      1                   --       --       --      --
1998                1        9      --     --                   --        3       --       6
Total              12       26       2      1                   --        4       --       9


Title to Oil and Gas Properties
-------------------------------

     In the case of acquired properties title opinions are obtained for the more significant properties. Prior to the commencement of drilling operations a thorough drill site title examination is conducted and curative work performed with respect to significant defects.

Unproved Properties
-------------------

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

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     The Company is presently a party to several legal proceedings, which it considers to be routine and in the ordinary course of its business. Management has no knowledge of any pending or threatened claims that could give rise to any litigation which management believes would be material to the Company.

     An action was filed against the Company, Exxon Pipeline Company ("Exxon"), National Energy Group, Inc. ("NEG"), Mendoza Marine, Inc., Shell Western Exploration & Production, Inc. ("Shell"), and the Louisiana Department of
Transportation and Development. The petition was filed in August 1998, and alleges that, in 1997 and perhaps earlier, leaks from a buried crude oil pipeline contaminated the plaintiffs' property.

     Pursuant to the purchase and sale agreement between the Company and NEG, NEG is required to indemnify the Company from any damages attributable to NEG's operations on the property after the sale. However, NEG is in Chapter 11 bankruptcy proceedings, and so any action by the Company to assert its indemnity rights against NEG is currently stayed. Counsel for the Company have prepared and may file a motion to lift the stay so that the Company may assert its indemnification rights against NEG. But even if the Company is successful in proving its right to indemnity, NEG's judgmentworthiness is questionable because of the bankruptcy.

     Pursuant to another purchase and sale agreement, the Company may owe indemnity to Shell and Exxon, from which it had acquired the property prior to selling same to NEG. The Company may have insurance coverage for the claims asserted in the petition, and has notified or is in the process of notifying all insurance carriers that might provide coverage under their policies. Some discovery has occurred in the case, but discovery is not yet complete. Therefore, at this point it is not possible to evaluate the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

        None.

                                     PART II


ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
---------------------------------------------------------------

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

Common Shares
-------------

     The Company is authorized by its Certificate of Incorporation, as amended, to issue 40,000,000 Common Shares, of which 23,985,927 shares are issued and outstanding as of the date hereof and are held by over 6,700 shareholders, based upon information available on individual security position listings.

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

     During 1998 the Company issued 52,793 Common Shares to directors as compensation for services on the board. The exemption from registration relied upon was that of Section 4(2) of the Securities Act of 1933.

Warrants and Options
--------------------

     The Company has outstanding options to acquire 1,150,000 Common Shares at a price of $4.45 per share, expiring June 20, 2000. These options are all held by current and former employees of the Company. They contain limited provisions for adjustment of the number of shares in the event of a subdivision, combination or reclassification of Common Shares. They do not have any rights to demand registration or "piggy back" rights in the event of a registration of Common Shares.

Preferred Shares
----------------

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

Transfer Agent
--------------

     The transfer agent, registrar and dividend disbursing agent for the Common Shares is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, New York 11204.

Price Range of Common Shares
----------------------------

     The Common Shares are quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") - National Market, under the symbol "PANA". They commenced trading September 21, 1989. The following table sets forth, for the periods indicated, the high and low closing prices for the Common Shares.



                                      1997

1st Quarter          2nd Quarter        3rd Quarter          4th Quarter
-----------          -----------        -----------          -----------

High $ 5 1/4          $ 4 5/8             $ 5                 $ 5 9/16
Low  $ 3 5/8          $ 3 3/4             $ 3 7/8             $ 3 9/16


                                      1998

1st Quarter          2nd Quarter        3rd Quarter          4th Quarter
-----------          -----------        -----------          -----------
High $ 4 1/2          $ 4 5/8             $ 3 7/8             $ 2
Low  $ 3 1/2          $ 3 7/8             $ 1 11/16           $ 13/16

     On March 31, 1999, the last sale price of the Common Shares as reported on the NASDAQ was $.94 per share.

Dividend Policy
---------------

     The Company has not paid any cash dividends on the Common Shares. The Delaware General Corporation Law, to which the Company is subject, permits the Company to pay dividends only out of its capital surplus (the excess of net assets over the aggregate par value of all outstanding capital shares) or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. The Bank Facility and the Senior Notes contain restrictions on any dividends or distributions by the Company and on any purchases by the Company of Common Shares. The Company retains its earnings and cash flow to finance the expansion and development of its business and currently does not intend to pay dividends on the Common Shares. Any future payments of dividends will depend on, among other factors, the earnings, cash flow, financial condition, and capital requirements of the Company.

Certain Anti-takeover Provisions
--------------------------------

     In September 1998, the Board elected to redeem the Company's Preferred Share Purchase Right at its stated value of $.005 per Common Share.


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

     Delaware Anti-takeover Statute. The Company is a Delaware corporation and is subject to Section 203 of the Delaware General Corporation Law. In general,
Section 203 prevents an "interested shareholder" (defined generally as a person owning 15% or more of the Company's outstanding voting shares) from engaging in a "business combination" (as defined in Section 203) with the Company for three years following the date that person became an interested shareholder unless (a) before that person became an interested shareholder, the Board of Directors of the Company approved the transaction in which the interested shareholder became an interested shareholder or approved the business combination, (b) upon consummation of the transaction that resulted in the interested shareholder's becoming an interested shareholder, the interested shareholder owns at least 85% of the voting shares of the Company outstanding at the time the transaction commenced (excluding shares held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer), or (c) following the transaction in which that person became an interested shareholder, the business combination is approved by the Board of Directors of the Company and authorized at a meeting of shareholders by the affirmative vote of the holders of at least two-thirds of the outstanding voting shares of the Company not owned by the interested shareholder. In connection with a private sale of Common Shares in 1999, the Board elected to waive the Delaware Anti-takeover statute.

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

     Debt. Certain provisions in the Bank Facility and Senior Notes may also impede a change in control, in that they provide that the Bank loans and Senior Notes become due if there is a change in the management of the Company or a merger with another company. The Senior Notes would become due upon an increase in ownership of Common Shares outstanding to over 20% of the then outstanding Common Shares.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

     The following historical selected consolidated financial data of the Company are derived from, and qualified by reference to, the Company's Consolidated Financial Statements and the notes thereto. The historical selected financial data for the five years ended December 31, 1998 were derived from the Company's audited consolidated financial statements. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

                                                   For the year ended December 31,
                                      1994         1995         1996           1997         1998
                                      ----------------------------------------------------------
     Summary of Operating Data:             (dollars in thousands, except per share data)

Oil and natural gas sales          $ 17,338    $  18,447     $  20,063     $   37,841    $  50,291
Lease operating expense               5,231        8,055         8,186         11,150       18,148
Depreciation, depletion &
   amortization expense               6,038        8,064         9,022         18,866       37,500
General and administrative expense      587          690         1,063          1,919        4,629
Production and ad valorem taxes       1,006        1,078           559            721        1,351
Exploratory dry hole expense             --        8,112            --             67        5,655
Geological and geophysical expense       --           --            --            286        1,927
Impairment of oil and gas properties  1,202          751            --             --       20,406
Office consolidation and severance
   expense                               --           --            --             --          987
West Delta fire loss                     --           --           500             --           --
                                   --------    ---------     ---------      ---------     --------
                                   $  3,274    $  (8,303)    $     733      $   4,832     $(40,312)
Interest expense (net)                1,623          987         2,514          3,930        9,639
Gain (loss) on investment in
Common stock                             --           --          (258)            75           --
Income taxes (benefit)                   --           --            --             --       (3,100)
Extraordinary item- loss on early
   retirement of debt                  (536)          --            --           (934)          --
                                   --------     --------     ---------      ---------     --------
Net income (loss)                  $  1,115     $ (9,290)    $  (2,039)     $      43     $(46,851)
                                   ========     ========     =========      =========     ========

Net income (loss) per Common Share $   0.11     $  (0.81)    $   (0.16)     $      --     $  (1.96)

Summary Balance Sheet Data:
Oil and gas properties (net)       $ 23,945     $ 29,485     $  50,540      $ 112,548     $100,723
Total assets                         29,095       36,169        73,768        179,629      143,372
Long-term debt                       12,500       22,390        49,500        101,700      115,749
Stockholders' equity                 14,882        9,174        17,498         55,188        7,902
Dividends per Common Share

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, "Selected Consolidated Financial Data" and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company. Because of the size and scope of the Company=s recent acquisitions, the results of operations from period to period are not necessarily comparative.

     Several material acquisitions and one material disposition took place during the five years ended December 31, 1998, see "Business-Strategic Acquisitions and Mergers." In July 1995 the Company purchased interests in six offshore blocks from Zapata Exploration Corp. for $2.7 million in cash and a production payment to Zapata based on future production. In December 1995 the Company purchased the Bayou Sorrel Field from Shell Western E & P Inc. for a net purchase price of $9.7 million in cash. This was primarily an oil property, which was subsequently sold effective September 1, 1996 for $11 million. In October 1996 the Company acquired interests in six offshore fields from Amoco Production Company for $32 million in cash and 2 million newly issued Common Shares. In July 1997 the Company acquired the Goldking Companies, Inc. for $27.5 million in consideration plus the assumption of liabilities. In May 1998 the Company acquired interests in three offshore fields from BP Exploration & Oil,

Inc. for $19.6 million in cash. All of these acquisitions were accounted for using the purchase method. This information is also included in and should be read in conjunction with the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

General
-------
     Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements.

     The oil and natural gas industry has experienced significant volatility in recent years because of the fluctuatory relationship of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets. These industry conditions should be considered when this analysis of the Company's operations is read.

Year 2000 Issue
---------------

     The various problems that may result from the use of date codes in software and other machinery is referred to as the "Year 2000 Issue." The once common practice of using a two-digit identifier for the year in a date may cause a program or system to become faulty or inoperative on or prior to January 1, 2000. This document serves as an informational disclosure regarding the Y2K assessment activities for PANACO, Inc. and its subsidiaries (collectively "PANACO") under the Year 2000 Information and Readiness Disclosure Act of 1998.

     PANACO established a program during 1998 to ensure that, to the extent reasonably possible, all systems are or will be Year 2000 ready prior to the end of 1999. The Year 2000 Program ("Y2K Program"), designed with the assistance of an outside consultant, consists of five phases: (a) Assessment -which includes compiling an inventory of PANACO's assets, including significant third-party supplier and customer relationships, (b) Repair/Upgrade/Replace -including an analysis of the assets to determine compliance or non-compliance and repairing, upgrading or replacing those that are non-compliant, (c) Compliance Testing, (d) Contingency Planning, and (e) Roll-over Planning.

     A team consisting of PANACO managers from Information Technology, Finance and Operations has been established as the Year 2000 Compliance Project Team. With the assistance of its outside consultant, the Team has designed an aggressive schedule to identify information technology ("IT") and non-IT assets requiring readiness upgrades, and a timetable for performance and testing of the affected systems. In addition, the Y2K Program calls for validation of compliance by significant PANACO suppliers and customers.

     Once identified, detailed remediation steps will be scheduled to ensure that internal systems and significant external suppliers and customers meet Y2K compatibility requirements, or that sufficient contingency plans are in place.

     Current Status

     As of April 1999, PANACO's Year 2000 assessment is not complete. An inventory of computing, communications and facility systems has been prepared and validated. Significant third-party suppliers and customers have also been identified for validation.

     PANACO has substantially completed the inventory for both its IT and non-IT systems and expects to complete the assessment phase for these systems on or prior to July 2, 1999. The Y2K Program calls for the completion of all phases for both IT and non-IT systems by year-end 1999.

     PANACO is performing a review of significant third party suppliers and customers and, where available, is surveying the public Year 2000 statements issued by them. Additionally, PANACO has sent questionnaires to certain third party suppliers and customers requesting information regarding their vulnerability to Year 2000 issues. PANACO intends to pursue appropriate responses to these inquiries and evaluate the responses it receives to determine if alternate business actions will be necessary. PANACO expects to complete the third party assessment phase by July 2, 1999, at which time contingency plans will be developed.

     Costs

     The estimated total costs for Y2K readiness has been nominal. It is anticipated that such costs for complete Y2K readiness will continue to be nominal. In addition, there have been no material capital expenditures for Y2K and there is not anticipated to be material capital expenditures, as it is believed at this point that most major critical field operations do not have date sensitive equipment. The company does not separately track the internal costs incurred for the Y2K project as such costs are principally the related payroll costs for its information systems group. Remediation and testing is scheduled to be completed during the 3rd quarter of 1999.

     Contingency Plans

     Should any systems, customers or significant suppliers be determined to have questionable remediation potential, the Year 2000 Compliance Project Team will establish a contingency plan to address the at-risk area. This will be decided during the analysis phase of the overall project now underway. PANACO is unable at this time to determine what contingency plans, if any, should be implemented. As PANACO progresses through the Y2K Program and identifies specific risk areas, it intends to timely implement appropriate remedial actions and contingency plans.

     Risks

     The failure to correct a Year 2000 problem could result in the interruption or failure of certain normal business activities or operations. PANACO believes that the greatest risks lie in its (a) financial systems applications, (b) embedded chips in field equipment, (c) and third parties. A significant Year 2000-related disruption in these systems could disrupt financial and accounting functions, crude oil and natural gas production, transportation, and marketing activities. This disruption could have a material adverse effect on the Company's operating results and liquidity.

     PANACO is not presently aware of any vendor related Year 2000 issue that is likely to result in any disruption of this type. Although there is inherent uncertainty in the Year 2000 issue, PANACO expects that as it progresses in its Y2K Program, the level of uncertainty about the impact of the Year 2000 issue will be reduced significantly.

     Conclusion and Disclaimers

     These estimates and conclusions contain forward-looking statements and are based on management's best estimates of future events. PANACO's expectations about risks, future costs, and the timely completion of its Year 2000 remediation are subject to uncertainties that could cause actual results to differ materially from the statements made in this readiness disclosure.

Liquidity and Capital Resources
-------------------------------

     The Company currently has a $17 million capital budget for 1999, which is subject to change upon review by management and the board of directors. The
Company anticipated funding this capital budget through cash flows and borrowings under its line of credit. In conjunction with an amendment to the loan agreement, on April 13, 1999 the borrowing base under the line of credit was reduced to $25 million, see "Bank Facility." The amendment provides for 4 million reductions in this borrowing base on June 30, 1999 and September 30, 1999. With these reductions in the borrowing base, and the amount outstanding on April 16, 1999 of $24 million, the Company will be required to reduce its 1999 capital budget to $11.5 million, which it currently has committed to spend. These assumptions do not include any external sources of financing or redeterminations of its borrowing base. The line of credit permits the Company to request such a redetermination from the bank.

     On March 5, 1997, the Company completed an offering of 8,403,305 common shares at $4.00 per share, $3.728 net of the underwriter's commission. The offering consisted of 6,000,000 shares sold by the Company and 2,403,305 shares sold by shareholders, primarily Amoco Production Company (2,000,000 shares) and lenders advised by Kayne, Anderson Investment Management, Inc. (373,305 shares). The Company's net proceeds of $22 million from the offering were used to prepay $13.5 million of its 12% subordinated debt and the remainder was used to reduce borrowings under the Company's bank facility.

     On October 9, 1997, the Company issued $100 million principal amount of 10 5/8% Senior Notes due October 1, 2004. Interest on the Notes is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998. Of the $96.2 million net proceeds, $54.7 million was used to repay substantially all of the Company's outstanding indebtedness with the remaining $41.5 million used for capital expenditures and the BP Acquisition.

Bank Facility

     In December 1998, the Company amended its bank facility. See "Bank Facility." The loan is a reducing revolver designed to provide the Company up to $75 million depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at December 31, 1998 was $45 million, with availability under the revolver of $31.5 million. The principal amount of the loan is due October 22, 2002. However, at no time may the Company have outstanding borrowings in excess of its borrowing base. At April 1, 1999 the borrowing base was reduced to $25 million. The borrowing base is subject to $4 million reductions on June 30, 1999 and September 30, 1999. The balance outstanding under the Bank Facility at April 15, 1999 was $24 million. Interest on the loan is computed at the bank's prime rate or at 1.5 to 2.25% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. The Bank Facility is collateralized by a first mortgage on the Company's offshore properties.

     The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, and sale of assets. At December 31, 1998 the Company was not in compliance with these covenants which has been remedied by waivers and an amendment to the Bank Facility. However, the Company has classified this debt as a current liability since it is probable the Company will fail to meet these covenants at measurement dates prior to December 31, 1999. The failure to satify these covenants, or any of the other covenants in the Bank Facility would constitute an event of default thereunder and, subject to grace periods, may permit the lenders to accelerate the indebtedness oustanding under the Bank Facility and demand immediate payment thereof. In such event, the Company could be required to sell certain oil and gas assets, sell equity securities or obtain additional bank financing. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. In this situation, if the Company is unable to raise the necessary funds, the Company could become in default on the full amount of its indebtedness, which includes the Senior Notes. The holders of the Senior Notes have acceleration rights, subject to certain grace periods, if the Company is in default under the Bank Facility.

     In 1998 the Board approved a program to repurchase up to 500,000 Common Shares. The Board also authorized the redemption of the Shareholder Rights Plan at the stated value of $.005 per share. In September, October and November the Company purchased 304,650 shares of common stock for a total of $592,000. The cost of redeeming the Shareholders Rights Plan totaled $118,000.

     At December 31, 1998, 86% of the Company's total assets were represented by oil and natural gas properties, pipelines and equipment, net of depreciation, depletion and amortization.

     Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2.4 million. In connection with the BP Acquisition, the Company deposited $1.0 million into an escrow account on July 1, 1998. On the first day of each quarter thereafter, the Company will deposit $250,000 into the escrow account until the balance in the escrow account reaches $6.5 million.

     In 1998, the Company spent $61.8 million in cash for capital expenditures, approximately $19.6 million of which was for the BP Acquisition and the remainder was for development of its oil and natural gas properties and participation in exploration projects.

Results of Operations
---------------------

For the years ended December 31, 1998 and 1997:

     The decreases in oil and natural gas prices realized by the Company in 1998, as discussed below, in combination with other key factors led to the significant loss in 1998. Price declines led to a $20.4 million impairment of its oil and gas properties based on estimated recoverability of the book value of those assets. A substantial increase in non drilling exploration expenses and exploratory dry hole expense, along with the closing of the Company's Kansas City, Missouri office and the related severance expense also contributed to the net loss for the year.

     Production. Natural gas production increased 57%, to 18,041,000 Mcf in 1998, from 11,468,000 Mcf in 1997. The BP Acquisition in May 1998, the Goldking Acquisition in July 1997 and successful developmental drilling programs in 1997 and 1998 were the primary factors in the increased production. The Goldking Acquisition and several wells completed on those properties during 1998 accounted for an increase of 4,844,000 Mcf. Successful developmental drilling in the High Island 309 and 310 Fields accounted for an increase in production of 2,537,000 Mcf, while a successful developmental well and the acquisition of a co-owner's working interest in the West Cameron 144 Field accounted for an increase of 600,000 Mcf.

     Oil production increased 74% in 1998 to 895,000 barrels, from 515,000 barrels in 1997. The primary factors in the increased oil production were the acquisition of the East Breaks 165 Field in May 1998 and a successful developmental well completed in the Umbrella Point Field in January 1998.

     Prices. Average natural gas prices, net of the impacts of hedging transactions, decreased 17% in 1998, from $2.49 per Mcf in 1997 to $2.07 in
1998. The 1998 natural gas hedge program had the effect of increasing the natural gas price realized by $0.02 per Mcf in 1998 and decreasing it by $0.10 per Mcf in 1997. The Company had natural gas hedged in quantities ranging from 10,000 to 50,000 MMbtu per day in each month in 1998 for a total of 11,980,000 MMbtu, at pipeline prices averaging approximately $2.05 per MMbtu, for a NYMEX equivalent of approximately $2.20 per MMbtu.

     Average oil prices, net of the impacts of hedging transactions, decreased 20%, to $14.47 per barrel, from $18.04 per barrel in 1997. The 1998 oil hedge program had the effect of increasing the average net oil price realized by $2.27 per barrel. The Company hedged its oil prices on 1,268 Bbls of oil for each day in 1998 at an average swap price of $19.06 per Bbl, with a 40% participation above $19.28 on 500 of the 1,268 Bbls. Depressed commodity prices will continue to have a negative impact on the Company's results of operations.

     "Oil and natural gas sales" increased 33% in 1998 despite the 20% decrease in oil prices and 17% decrease in natural gas prices. Increases in natural gas and oil production brought about the increase in oil and natural gas sales. During August and September, the Company was required for safety reasons to shut in at least a portion of its production facilities due to severe weather on four separate occasions. The increased production in 1998, as discussed above, would have been greater had the storms in the Gulf of Mexico in August and September not occurred.

     "Lease operating expense" increased $7.0 million primarily due to the BP and Goldking Acquisitions, these expenses increased to $0.78 per Mcfe, from $0.77 per Mcfe in 1997.

     "Depletion, depreciation and amortization" increased $18.6 million primarily due to the increase in 1998 production as discussed above. The amount per Mcfe also increased from $1.30 in 1997 to $1.60 in 1998. The increase in the amount per Mcfe was in part due to the decline in reserve value of several small, non-operated oil properties. The magnitude of depletion is also impacted by the relatively short lives of the Company's proved reserves. Currently, the average life of the Company's proved reserves is approximately five and one-half years.

     "General and administrative expense" increased $2.7 million in 1998 due to acquisitions made by the Company in July 1997, April 1998 and May 1998. The Company increased its allowance for doubtful accounts by $1 million in 1998 which also accounted for a large percentage of the increase.

     "Production and ad valorem taxes" increased $630,000 in 1998, to 3% of oil and natural gas sales, from 2% in 1997. The increase is due to production from properties subject to state taxes which were acquired in July 1997.

     "Exploratory dry hole expense" reflects the Company's increased exploratory activities in 1998. Of the 19 wells the Company drilled or participated in during 1998, six of the exploratory wells were not commercially productive. Two of the wells were spudded and completed during the first quarter of 1998, three others reached total depth during the second quarter and the final one reached total depth during the third quarter. The wells were operated by third parties and the Company owned working interests ranging from 10 to 20%.

     "Geological  and  geophysical   expense"  during  1998  resulted  from  the
Company's non-drilling exploratory activities.

     "Impairment of oil and gas properties" represents an impairment of the book value of the Company's oil and gas properties based on estimated future net cash flows from those properties. The impairment was primarily due to much lower estimates of oil and natural gas prices at December 31, 1998. The impairment tests were based upon future cash flows using an initial price of $11.50 per barrel of oil and $1.90 per MMbtu of natural gas, each moderately escalated thereafter. Costs and expenses were also escalated at 3%.


     "Office consolidation and severance expense" was a non-recurring charge for the costs associated with closing the Company's Kansas City, Missouri office. The charge includes costs for the relocation of personnel and equipment to its Houston, Texas office and severance costs for several former employees.

     "Interest expense (net)" increased $5.8 million in 1998 primarily due to increased borrowing levels. The increase in borrowing is due to the Company's Senior Note offering completed in October 1997. The increase is somewhat offset by a reduced interest rate on a majority of the Company's long term debt. In connection with the offering, the Company prepaid or repaid long term debt, a significant amount of which had rates in excess of the 10 5/8% rate on the Notes. This included amounts borrowed in connection with the Amoco Acquisition in October 1996 and debt assumed in connection with the Goldking Acquisition in July 1997.

Results of Operations
---------------------

For the years ended December 31, 1997 and 1996:

     The Company experienced a fire on April 24, 1996 at Tank Battery #3 in the West Delta Fields resulting in these fields being shut-in from April 24th until being returned to production on October 7, 1996. The fire resulted in lost revenues estimated by management to be approximately $6 million.

     The Company spent $8.5 million on Tank Battery #3 inclusive of the $500,000 expensed during 1996 and has received reimbursement from its insurance company of $3.9 million, after satisfaction of the $225,000 in deductibles. The excess of expenditures over insurance reimbursement has been capitalized. The Company has filed suits against the employers of the persons who caused the incidents for recovery of these costs and its lost profits. No assurance can be given that the Company will successfully recover any amounts sought in any such suits.

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

     "Depletion, depreciation and amortization expense" increased $9.8 million, or 109% also in part due to the purchase of the former Amoco properties in October 1996. The amount per Mcf equivalent also increased from $1.07 in 1996 to $1.30 in 1997, due to several factors. Downward engineering revisions, in the West Delta and East Breaks 110 Fields at year-end 1996 were a significant part of the increase. Also, $4.0 million in capital expenditures made during 1996 (over and above insurance reimbursement) to rebuild Tank Battery #3, the central processing facility for the West Delta Fields, increased the depletion cost per Mcf equivalent for those fields.


     "Lease operating expense" increased $3.0 million, or 36% in 1997 with the addition of interests in thirteen offshore blocks acquired in October 1996 from Amoco and the interests in the properties acquired in the Goldking Acquisition in July 1997. As a percent of oil and natural gas sales, lease-operating expenses decreased to 29% in 1997 from 41% in 1996.

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

     "General and administrative expense" increased $856,000 primarily as a result of the Goldking Acquisition. As a percentage of oil and natural gas sales, general and administrative expenses remained flat at 5%.

     "Interest expense (net)" increased 56% in 1997 primarily due to the increased average borrowing levels from the debt assumed in the Goldking Acquisition and to a lesser extent the offering of 10.625% $100 million Senior Notes in October 1997.

     "Gain (loss) on investment in common stock" is the gain on the sale of the Company's 477,612 shares of National Energy Group, Inc. common stock realized in 1997. Item 7a. Qualitative and Quantitative Disclosure About Market Risks.

     The Company follows a conservative hedging strategy designed to protect against the possibility of severe price declines due to unusual market conditions. Decisions are usually made so as to assure a payout of a specific acquisition or development project or to take advantage of unusual strength in the market.

     The Company enters into commodity hedge agreements to reduce its exposure to price risk for oil and natural gas. Pursuant to these hedge agreements, either the Company or the counterparty is required to make payment to the other each month. The natural gas hedge agreements in 1998 provided a minimum price of $1.84 on volumes ranging from 10,000 MMbtu to 50,000 MMbtu per day of natural gas. A gain of $431,000 was realized on this hedge in 1998.

     The oil hedge agreement in 1998 provided the Company with an average of $19.06 on 1,268 Bbls of oil per day, based upon the arithmetic average of the daily settlement prices for the New York Mercantile Exchange (NYMEX) with a participation of 40% above $19.28 on 500 of those barrels per day. A gain of $2.0 million was realized on these hedges in 1998.

     The  Company  currently  has  hedge  agreements   involving  the  following
provisions for the periods shown:

                                       OIL
                      ------------------------------------------------
                                                 Average
                      Notional Quantity        Fixed Price          Market
      Period           Per day (Bbls)            (Bbl)              Price
     -------          ----------------         -----------          -----
       1999                  223                 $17.27             NYMEX

       2000                  232                 $17.35             NYMEX

                                    NATURAL GAS
                      ------------------------------------------------
                                                 Average
                      Notional Quantity        Fixed Price         Market
      Period           Per day (MMbtu)           (MMbtu)           Price
     -------          ----------------         -----------         -----
       1999                7,260                 $ 1.89           Pipeline
                                                                   Prices

       1999 (April to                                             Pipeline
       September)         20,000                 $ 2.06            Prices


       2000                  218                 $ 1.87           Pipeline
                                                                   Prices

     These hedge agreements provide for the counterparty to make payments to the Company to the extent the market prices (as determined in accordance with the agreement) are less than the fixed prices for the notional amount hedged, and the Company to make payments to the counterparty to the extent market prices are greater than the fixed prices. For oil "market prices and fixed prices" are referenced to NYMEX. However, for natural gas, "market prices" and "fixed prices" are referenced to published pipeline index prices, which are also the prices at which the Company sells its natural gas on the spot market. The Company accounts for the gains and losses in oil and natural gas revenue in the month of hedged production. The annual notional quantity of oil and natural gas under the hedge agreements in 1999 is equal to approximately 7% and 41%, respectively, of its anticipated 1999 production based upon the year end reserve reports. At December 31, 1998, the estimated fair market value of the hedge agreements in place at that time was a gain of $1.8 million. A 10% increase in the underlying commodity prices would result in a $1.4 million reduction in the fair value of these agreements.

     At December 31, 1998 the Company had $100 million in Senior Notes outstanding with a fixed interest rate of 10 5/8%. The fair value of the Notes, based on quoted market prices at December 31, 1998, was $78 million. The Company had $13.5 million outstanding under its Bank Facility at December 31, 1998. The Bank Facility is a floating rate facility, with a fair value of $13.5 million. The Company does not have any interest rate hedge agreements at December 31, 1998.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.
--------------------------------------------------

     The financial statements are included herein beginning at page F-1. The table of contents at the front of the financial statements lists the financial statements and schedules included therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

     On June 11, 1998, Arthur Andersen LLP informed the Company that it had declined to stand for reelection as independent auditors of the Company at its 1998 annual meeting. The board of directors, upon recommendation from its Audit Committee, engaged KPMG LLP as the Company's new independent accountant to audit the financial statements for the year ended December 31, 1998. During the two most recent fiscal years and through the date of this report, the Company has had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved would caused them to make reference thereto in their report on the consolidated financial statement of the Company for such years.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------
     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

          (a) See Index to Financial Statements, Page F-1.

          (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

             October 23, 1998      Change in Registrant's Certifying Accountant

          (c) Exhibits and Financial Statement Schedules.

        Exhibit
        Number     Description
        ------     -----------------


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


          4.4*** Indenture dated October 9, 1997, among the Company and UMB Bank, N.A., as trustee.

          4.5*** Registration Rights Agreement, dated as of October 9, 1997, among PANACO, Inc., and BT Alex Brown, First Union Capital Markets Corp, A.G.Edwards & Sons Inc. and Gaines, Berland Inc.

          4.6***   Form of 10 5/8 % Series B Senior Note due 2004.

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

          10.17.1 Restated Merger Agreement dated July 30, 1997 between PANACO, Inc., The Union Companies, Inc., Leonard C. Tallerine, Jr. and Mark C. Licata, filed with the Commission as an exhibit to the Current Report on Form 8-K on August 15, 1997, and incorporated herein by this reference.

          10.17 Form of Executive Officer and Director Indemnification Agreement, filed with the Commission as an exhibit to the Company's Form 10-Q on August 15, 1997, and incorporated herein by this reference.

          10.20*** Form of Warrant to Purchase Shares of Common Stock of PANACO,
                   Inc. issued by the Company on October 9, 1997 to Offense Group Associates, L.P., Kayne, Anderson Non-Traditional Investments, L.P., ARBCO Associates, L.P., Opportunity Associates, L.P., Kayne, Anderson Offshore Limited, Foremost Insurance Company, TOPA Insurance Company, and EOS Partners, L.P., with respect to an aggregate of 2,060,606 shares.

          10.21*** Amended and Restated  Credit  Agreement,  dated  October 9,
                   1997, among First Union National Bank of North Carolina, as agent, and the lenders signatory thereto, and PANACO, Inc.

          10.22****Third Amendment to Amended and Restated Credit Agreement dated April 13, 1999.

          10.23****Employment contract between the Company and Larry M. Wright.

          21.1**** List of subsidiaries of PANACO, Inc.

          27****   Financial Data Schedule.

               *Filed with the Registration Statement on Form S-4, Commission File No. 33-44486, initially filed December 13, 1991, and incorporated herein by this reference.

               **Filed with the Registration Statement on Form S-1, Commission file No. 333-18233, initially filed December 19, 1996 and incorporated herein by this reference.

               ***Filed with the Registration Statement on Form S-4, Commission File No. 333-39919, initially filed November 10, 1997 and incorporated herein by this reference.

                ****Filed herewith.

          (d) Financial Statement Schedules. See Index to Financial Statements, Page F-1.

                     GLOSSARY OF SELECTED OIL AND GAS TERMS

     2-D Seismic. Seismic data and the related technology used to acquire and process such data to yield a two-dimensional view of a Aslice@ of the subsurface.

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

     Productive Well. A well that is producing oil or natural gas or that is capable of production in paying quantities

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

     SEC PV-10. The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at December 31, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 1998, or as otherwise indicated.

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

          PANACO, Inc.

          By: \s\ Larry M. Wright                                April 22, 1999
              -------------------                                --------------
              Larry M. Wright, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          By: \s\ Larry M. Wright                                April 22, 1999
              -------------------                                --------------
              Larry M. Wright,
              Chief Executive Officer and
              Director

          By: \s\Todd R. Bart                                    April 22, 1999
              ---------------                                    --------------
              Todd R. Bart
              Chief Financial Officer

          By: \s\Mark C. Barrett                                 April 22, 1999
              ------------------                                 --------------
              Mark C. Barrett, Director

          By: \s\Donald Chesser                                  April 22, 1999
              -----------------                                  --------------
              Donald Chesser, Director

          By: \s\Harold First                                    April 22, 1999
              ---------------                                    --------------
              Harold First, Director


          By: \s\James B. Kreamer                                April 22, 1999
              -------------------                                --------------
              James B. Kreamer, Director

          By: __________________
              Richard Lampen, Director

          By: __________________
              Felix Pardo, Director

          By: __________________
              Michael Springs, Director

          By: __________________
              A. Theodore Stautberg, Director

                                                                 Exhibit 21.1

                          Subsidiaries of PANACO, Inc.

                                                         State of
                                                       Incorporation
                                                       -------------

          Goldking Acquisition Corp.                     Delaware

          PANACO Production Company, Inc.                Texas

                                  PANACO, Inc.
                          INDEX TO FINANCIAL STATEMENTS


PANACO, Inc. - AUDITED FINANCIAL STATEMENTS                          Page Number
-------------------------------------------                          -----------

  Independent Auditors' Report                                           F-2

  Report of Independent Public Accountants                               F-3

  Consolidated Balance Sheets, December 31, 1998 and 1997                F-4

  Consolidated Statements of Income (Operations) for the Years Ended
     December 31, 1998, 1997 and 1996                                    F-6

  Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996                F-7

  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                                    F-8

  Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1998, 1997 and 1996                                   F-10

                          Independent Auditors' Report



The Board of Directors and Shareholders
PANACO, Inc.

We have audited the accompanying consolidated balance sheet of PANACO, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income (operations), changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PANACO, Inc. and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's substantial indebtedness, restrictive covenant requirements and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP
Houston, Texas

April 22, 1999

                    Report of Independent Public Accountants



To the Stockholders and Board of Directors of PANACO, Inc.:

We have audited the accompanying consolidated balance sheet of PANACO, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of income (operations), changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PANACO, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Kansas City, Missouri
April 7, 1998


                                  PANACO, Inc.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                     December 31,
                                                                                     -----------
                                                                              1998                1997
                                                                              ----                ----
CURRENT ASSETS
Cash and cash equivalents                                              $    3,452,000       $   36,909,000
Accounts receivable                                                         8,332,000            9,735,000
Accounts receivable-employee                                                   18,000                   --
Prepaid and other                                                             268,000              626,000
                                                                       --------------       --------------
        Total current assets                                               12,070,000           47,270,000
                                                                       --------------       --------------
OIL AND GAS PROPERTIES, AS DETERMINED
BY THE SUCCESSFUL EFFORTS METHOD
OF ACCOUNTING
    Oil and gas properties, proved                                        238,377,000          198,840,000
    Oil and gas properties, unproved                                       15,128,000           12,947,000
    Less accumulated depreciation, depletion and amortization            (152,782,000)         (99,239,000)
                                                                       --------------       --------------
        Net oil and gas properties                                        100,723,000          112,548,000

PIPELINES AND EQUIPMENT
    Pipelines and equipment                                                26,252,000           14,875,000
    Less accumulated depreciation                                          (3,415,000)          (1,416,000)
                                                                       --------------       --------------
        Net pipelines and equipment                                        22,837,000           13,459,000

OTHER ASSETS
    Deferred debt costs, net                                                3,359,000            3,813,000
    Restricted deposits                                                     3,719,000            2,256,000
    Employee note receivable                                                  300,000                   --
    Other                                                                     364,000              283,000
                                                                       --------------       --------------
        Total other assets                                                  7,742,000            6,352,000
                                                                       --------------       --------------

TOTAL ASSETS                                                           $  143,372,000       $  179,629,000
                                                                       ==============       ==============



          See accompanying notes to consolidated financial statements.


                                       F-4



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    December 31,
                                                                                    -----------
                                                                             1998                 1997
                                                                       --------------       --------------
CURRENT LIABILITIES

    Accounts payable                                                   $   16,976,000       $   17,225,000
    Interest payable                                                        2,745,000            2,416,000
    Revolving credit facility                                              13,500,000                   --
                                                                       --------------       --------------
     Total current liabilities                                             33,221,000           19,641,000
                                                                       --------------       --------------


LONG-TERM DEBT                                                            102,249,000          101,700,000

DEFERRED INCOME TAXES                                                              --            3,100,000

STOCKHOLDERS' EQUITY
    Preferred Shares, $.01 par value,
       5,000,000 shares authorized; no
       shares issued and outstanding                                               --                   --
    Common Shares, $.01 par value,
       40,000,000 shares authorized;
       23,704,955 and 23,913,531 shares
       issued and outstanding, respectively                                   240,000              239,000
    Additional paid-in capital                                             69,197,000           69,041,000
    Treasury stock, held at cost                                             (592,000)                  --
    Retained deficit                                                      (60,943,000)         (14,092,000)
                                                                       --------------       --------------
       Total Stockholders' Equity                                           7,902,000           55,188,000
                                                                       --------------       --------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  143,372,000       $  179,629,000
                                                                       ==============       ==============


COMMITMENTS AND CONTINGENCIES




          See accompanying notes to consolidated financial statements.




                                  PANACO, Inc.
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                                                                           Year Ended December 31,
                                                                           ----------------------
                                                              1998                 1997                 1996
                                                           ----------           ----------           ----------
REVENUES

    Oil and natural gas sales                           $  50,291,000        $  37,841,000         $  20,063,000

COSTS AND EXPENSES
    Lease operating expense                                18,148,000           11,150,000             8,186,000
    Depreciation, depletion and amortization               37,500,000           18,866,000             9,022,000
    General and administrative expense                      4,629,000            1,919,000             1,063,000
    Production and ad valorem taxes                         1,351,000              721,000               559,000
    Exploratory dry hole expense                            5,655,000               67,000                    --
    Geological and geophysical expense                      1,927,000              286,000                    --
    Office consolidation and severance expense                987,000                   --                    --
    Impairment of oil and gas properties                   20,406,000                   --                    --
    West Delta fire loss                                           --                   --               500,000
                                                       --------------       --------------        --------------
          Total                                            90,603,000           33,009,000            19,330,000
                                                       --------------       --------------        --------------

OPERATING INCOME (LOSS)                                   (40,312,000)           4,832,000               733,000
                                                       --------------       --------------        --------------

OTHER INCOME (EXPENSE)
    Gain (loss) on investment in common stock                      --               75,000              (258,000)
    Interest income                                           849,000              745,000                29,000
    Interest expense                                      (10,488,000)          (4,675,000)           (2,543,000)
                                                       --------------       --------------        --------------
       Total                                               (9,639,000)          (3,855,000)           (2,772,000)
                                                       --------------       --------------        --------------
INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY ITEM                          (49,951,000)             977,000            (2,039,000)

INCOME TAXES (BENEFIT)                                     (3,100,000)                  --                    --
                                                       --------------       --------------        --------------
INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                    (46,851,000)             977,000            (2,039,000)
EXTRAORDINARY ITEM - Loss on early
    retirement of debt                                             --             (934,000)                   --
                                                       --------------       --------------        --------------
NET INCOME (LOSS)                                      $  (46,851,000)      $       43,000        $   (2,039,000)
                                                       ==============       ==============        ==============

BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE
    Income (loss) before extraordinary item            $        (1.96)      $          .05        $         (.16)
    Extraordinary item                                             --                 (.05)                   --
                                                       --------------       --------------        --------------
    Net income (loss)                                  $        (1.96)      $           --        $         (.16)
                                                       ==============       ==============        ==============

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                                      23,884,091           20,781,205            12,742,213
                                                       ==============       ==============        ==============

DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                                      23,884,091           21,024,847            12,742,213
                                                       ==============       ==============        ==============

          See accompanying notes to consolidated financial statements.



                                  PANACO, Inc.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                                                Common         Additional
                                                                 Share          Paid-In       Treasury         Retained
                                                  Shares       Par Value        Capital        Stock            Deficit
                                                  ------       --------        ----------     --------         --------

  Balances, December 31, 1995                   11,504,615  $    115,000    $  21,155,000   $        --    $ (12,096,000)

     Net loss                                           --            --               --            --       (2,039,000)
     Exercise of warrants, shares issued under
        Employee Stock Ownership Plan and
        Director stock bonuses                     845,640         8,000        1,955,000            --               --
     Acquisition of properties                   2,000,000        20,000        8,380,000            --               --
                                              ------------  ------------    -------------   -----------    -------------
  Balances, December 31, 1996                   14,350,255       143,000       31,490,000            --      (14,135,000)

     Net income                                         --            --               --            --           43,000
     Exercise of warrants, shares issued under
        Employee Stock Ownership Plan and
        Director and employee stock bonuses        324,346         3,000          783,000            --               --
     Issuance of warrants to retire debt                --            --          450,000            --               --
     Acquisition of properties                   3,238,930        33,000       14,381,000            --               --
     Issuance of new shares                      6,000,000        60,000       21,937,000            --               --
                                              ------------  ------------    -------------   -----------    -------------
  Balances, December 31, 1997                   23,913,531       239,000       69,041,000            --      (14,092,000)

     Net loss                                           --            --               --            --      (46,851,000)
     Shares issued under Employee
        Stock Ownership Plan and
        Director stock bonuses                      96,074         1,000          274,000            --               --
     Shareholder rights redemption                      --            --         (118,000)           --               --
     Purchase of treasury stock                   (304,650)           --               --      (592,000)              --
                                              ------------  ------------    -------------  ------------    -------------
  Balances, December 31, 1998                   23,704,955  $    240,000    $  69,197,000  $   (592,000)   $ (60,943,000)
                                              ============= ============    =============  ============    =============



          See accompanying notes to consolidated financial statements.



                                  PANACO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                    1998             1997              1996
                                                                    ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $ (46,851,000)   $     43,000      $  (2,039,000)
   Adjustments to reconcile net income (loss)                            --              --                 --
       to net cash provided by operating activities:
     Extraordinary item                                                  --         934,000                 --
     Depreciation, depletion and amortization                    37,500,000      18,866,000          9,022,000
     Impairment of oil and gas properties                        20,406,000              --                 --
     Exploration expenses                                         5,655,000          67,000                 --
     Deferred income tax benefit                                 (3,100,000)             --                 --
     Loss (gain) on investment in common stock                           --         (75,000)           258,000
     ESOP stock contribution                                        275,000         165,000            122,000
     Changes in operating assets and liabilities:
         Accounts receivable                                      1,403,000        (969,000)        (1,811,000)
         Related party note receivable                             (318,000)
         Prepaid and other                                          572,000          129,000           274,000
         Accounts payable                                          (249,000)       4,172,000         1,803,000
         Interest payable                                           329,000        1,822,000           363,000
                                                              -------------    -------------     -------------
     Net cash provided by operating activities                   16,198,000       25,154,000         7,992,000
                                                              -------------    -------------     -------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Proceeds from the sale of oil and gas properties                  23,000           87,000         9,017,000
   Proceeds from the sale of investment in common stock                  --        1,717,000                --
   Capital expenditures and acquisitions                        (61,829,000)     (41,997,000)      (43,050,000)
   Increase in restricted deposits                               (1,463,000)        (141,000)       (2,115,000)
   Other                                                                 --               --            96,000
                                                              -------------    -------------     -------------
     Net cash used in investing activities                      (63,269,000)     (40,334,000)      (36,052,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt proceeds                                       46,049,000      112,459,000        38,514,000
   Repayment of long-term debt                                  (32,000,000)     (84,742,000)      (11,753,000)
   Issuance of common shares                                        275,000       22,636,000         1,837,000
   Acquisition of treasury stock                                   (592,000)              --                --
   Shareholder rights redemption                                   (118,000)              --                --
                                                              -------------    -------------     -------------
     Net cash provided by financing activities                   13,614,000       50,353,000        28,598,000
                                                              -------------    -------------     -------------

NET INCREASE (DECREASE) IN CASH                                 (33,457,000)      35,173,000           538,000

CASH AT BEGINNING OF YEAR                                        36,909,000        1,736,000         1,198,000
                                                              -------------    -------------     -------------

CASH AT END OF YEAR                                           $   3,452,000    $  36,909,000     $   1,736,000
                                                              =============    =============     =============


          See accompanying notes to consolidated financial statements.

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


For the year ended December 31, 1998:
------------------------------------

The Company issued 43,281 common shares valued at $165,000 to the ESOP. The Company also issued 52,793 common shares valued at $110,000 as director compensation which were expensed in 1998.

For the year ended December 31, 1997:
------------------------------------

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

For the year ended December 31, 1996:
------------------------------------

The Company issued 2,000,000 common shares totaling $8.4 million to Amoco Production Company in connection with an acquisition of oil and gas assets.

The Company issued 2,447 common shares each to two new directors. The Company also issued 24,220 shares to the ESOP.

The Company received 477,612 shares of National Energy Group, Inc. common stock in connection with the sale of the Bayou Sorrel Field.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year ended December 31:

                                                                   1998             1997             1996
                                                                   ----             ----             ----

Interest (net of capitalized interest)                        $10,489,000       $ 2,552,000      $ 2,218,000
                                                              ===========       ===========      ===========

Income taxes                                                  $        --       $        --      $        --
                                                              ===========       ===========      ===========

                                       F-9

                                  PANACO, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------


Nature of Business
------------------

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

Revenue Recognition
-------------------

The Company recognizes its ownership interest in oil and gas sales as revenue. Gas balancing arrangements with partners in natural gas wells are accounted for by the entitlements method. At December 31, 1998 and 1997 both the quantity and dollar amounts of such arrangements were immaterial.

Hedging Transactions
--------------------

The Company hedges the prices of its oil and gas production through the use of oil and natural gas hedge and swap contracts within the normal course of its business. The Company uses hedge and swap contracts to reduce the effects of fluctuations in oil and natural gas prices (see Note 7). To qualify as hedging instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risky of commodity price changes is reduced. Changes in the market value of these contracts are deferred and subsequent gains and losses are recognized monthly as adjustments to revenues in the same production period as the hedged item. Contracts are placed with major financial institutions that the Company believes have minimal credit risk. Contracts that do not or cease to qualify as a hedge are recorded at fair value, with changes in fair value recognized in income.

Income Taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that enactment date.

Oil and Gas Producing Activities and Depreciation, Depletion and Amortization
-----------------------------------------------------------------------------

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Non-drilling exploratory costs including geological and geophysical costs and delay rentals are expensed. Unproved leaseholds with significant acquisition costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Unproved leaseholds whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to ultimately prove nonproductive, based on experience, are amortized over an average holding period. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds. Provision for depreciation and depletion is determined on a depletable unit basis using the unit-of-production method. Estimated future abandonment costs are recorded by charges to depreciation and depletion expense over the lives of the proved reserves of the properties.

The Company performs a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. Future cash flows are based upon the Company's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling. The Company recorded an asset impairment in 1998 of $20.4 million, primarily due to lower oil and natural gas prices.

Environment Liabilities
-----------------------

Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

Capitalized Interest
--------------------

The Company capitalizes interest costs associated with unproved properties under development. Interest capitalized in 1998, 1997 and 1996 was $936,000, $513,000 and $0, respectively.

Property, Plant & Equipment
---------------------------

Property and equipment are carried at cost. Oil and natural gas pipelines and equipment are depreciated on the straight-line method over their estimated lives, primarily fifteen years. Other property is also depreciated on the straight-line method over their estimated lives, ranging from three to ten years. Fees for processing oil and natural gas for others are treated as a reduction of lease operating expense related to the facilities and infrastructure.

Amortization of Deferred Debt Costs
-----------------------------------

Costs incurred in debt financing transactions are amortized over the term of the debt.

Per Share Amounts
-----------------

The Company's basic earnings per share amounts have been computed based on the average number of common shares outstanding. Diluted weighted average shares outstanding amounts include the effect of the Company's outstanding stock options and warrants using the treasury stock method when dilutive. Basic and diluted earnings per share were the same as reported prior to adoption of SFAS No. 128 for all periods presented.

Stock Based Compensation
------------------------

The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to or higher than the fair market value of the Company's common shares on the date of grant, see Note 8.

Consolidated Statements of Cash Flows
-------------------------------------

For purposes of reporting cash flows, the Company considers all cash investments with original maturities of three months or less to be cash equivalents.

Use of Estimates
----------------

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

Reclassification
----------------

Certain financial statement items have been reclassified to conform to the current year's presentation.

Accounts and Note Receivable
----------------------------

At December 31, 1998 Accounts receivable are net of an allowance of $1 million. During 1998 the Company made a loan of $300,000 to an executive officer of the Company evidenced by a note and secured by a second mortgage on certain assets of the officer. The note bears interest at 7%, requires monthly interest payments and matures March, 2002.

Note 2 - ACQUISITIONS AND DISPOSITIONS
         -----------------------------

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

On July 31, 1997, the Company acquired Goldking by merging its corporate parent, The Union Companies, Inc. ("Union") into Goldking Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company The individual shareholders of Union received merger consideration consisting of $7.5 million in cash, $6 million in notes (which were paid in October 1997) and 3,154,930 Company common shares, valued at $14 million. The Company assumed the debt of Goldking of $15.9 million and other net liabilities of $3.3 million and recorded a $3.1 million deferred tax liability based upon the complete utilization of the Company's deferred tax asset valuation allowance and the requirement for additional deferred tax liabilities resulting from the acquisition.

Both of these acquisitions were accounted for using the purchase method. The following unaudited pro forma financial information assumes the BP and Goldking acquisitions had been consummated January 1, 1997. The pro forma financial information does not purport to be indicative of the results of the Company had these transactions occurred on the date assumed, nor is it necessarily indicative of the future results of the Company.


                    Unaudited Pro Forma Financial Information
                 For the Years Ended December 31, 1998 and 1997

                                                        1998          1997
                                                        ----          ----

Revenues                                            $54,666,000    $59,768,000

Income (loss) before extraordinary item             (46,177,000)     6,419,000

Net income (loss)                                   (46,177,000)     5,485,000

Net income (loss) per share                         $     (1.93)   $      0.24


On October 8, 1996, the Company closed its acquisition of interests in thirteen offshore blocks comprising six fields in the Gulf of Mexico from Amoco Production Company. The purchase price for the assets acquired in this transaction was $40.4 million, paid by the issuance of 2,000,000 common shares, valued at $4.20 per share, and by payment to Amoco of $32 million in cash. This acquisition was accounted for using the purchase method. The results for the Amoco acquisition are included in the Company's results of operations from October 8, 1996. The results for Goldking are included in the Company's results of operations from August 1, 1997.

Effective September 1, 1996, the Company sold its Bayou Sorrel Field for $11,000,000. This field was purchased in 1995 from Shell Western E & P, Inc. for $10,500,000. There was no gain or loss on the sale of the field and the remaining net book value is assigned to an overriding royalty interest retained. In connection with the Company's property review during 1998, an impairment was provided for this property due to the uncertainty regarding the operator's plans for the Bayou Sorrel Field.

Note 3 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
         ------------------------------------

In August 1994 the Company established an ESOP and Trust that covers substantially all employees. The Board of Directors can approve contributions, up to a maximum of 15% of eligible employees' gross wages. The Company incurred $275,000, $165,000 and $122,000 in costs for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 4 - RESTRICTED DEPOSITS
         -------------------

Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Through November 30, 1997 the Company funded $900,000 into an escrow account with respect to the West Delta Fields. At that time, the Company completed its obligation for the funding under West Delta agreement. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2.4 million. In connection with the BP Acquisition, the Company deposited $1.0 million into an escrow account on July 1, 1998. On the first day of each quarter thereafter, the Company will deposit $250,000 into the escrow account until the balance in the escrow account reaches $6.5 million.

Note 5 - LONG-TERM DEBT
         --------------

                                           1998                        1997
                                           ----                        ----

10 5/8 % Senior Notes due 2004(a)      $100,000,000                $100,000,000
Revolving Credit Facility (b)            13,500,000                          --
Production payment(c)                     2,249,000                   1,700,000
                                       ------------                ------------
                                        115,749,000                $101,700,000

Less current portion                     13,500,000                          --
                                       ------------                ------------
    Long-term debt                     $102,249,000                $101,700,000
                                       ============                ============

 _______
     (a) In October 1997 the Company issued $100 million of 10.625% Senior Notes due 2004. Interest is payable semi-annually April 1 and October 1 of each year beginning April 1, 1998. The net proceeds of the transaction were used to repay or prepay substantially all of the Company's outstanding indebtedness and for capital expenditures. The estimated fair value of these notes at December 31, 1998 was $76,000,000 based on quoted market prices. The notes are the general unsecured obligations of the Company and rank senior in right of payment to any subordinated obligations. The Senior Note indenture contains certain restrictive convenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a restricted subsidiary to pay dividends or make certain payments to the Company and its restrictive subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, under certain circumstances, the Company will be required to offer to purchase the Senior Notes, in whole or in part, at a purchase price equal to 100% of the principal amount thereof plus accrued interest to the date of repurchase, with the proceeds of certain asset sales.

     (b) In December 1998, the Company amended its bank facility. See "Bank Facility." The loan is a reducing revolver designed to provide the Company up to $75 million depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at December 31, 1998 was $45 million, with availability under the revolver of $31.5 million. The principal amount of the loan is due October 22, 2002. However, at no time may the Company have outstanding borrowings in excess of its borrowing base. At April 1, 1999 the borrowing base was reduced to $25 million. The borrowing base is subject to $4 million reductions on June 30, 1999 and September 30, 1999. The balance outstanding under the Bank Facility at April 15, 1999 was $24 million. Interest on the loan is computed at the bank's prime rate or at 1.5 to 2.25% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. The Bank Facility is collateralized by a first mortgage on the Company's offshore properties.

     The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, and sale of assets. At December 31, 1998 the Company was not in compliance with these covenants which has been remedied by waivers and an amendment to the Bank Facility. However, the Company has classified this debt as a current liability since it is probable the Company will fail to meet these covenants at measurement dates prior to December 31, 1999. The failure to satify these covenants, or any of the other covenants in the Bank Facility would constitute an event of default thereunder and, subject to grace periods, may permit the lenders to accelerate the indebtedness oustanding under the Bank Facility and demand immediate payment thereof. In such event, the Company could be required to sell certain oil and gas assets, sell equity securities or obtain additional bank financing. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. In this situation, if the Company is unable to raise the necessary funds, the Company could become in default on the full amount of its indebtedness, which includes the Senior Notes. The holders of the Senior Notes have acceleration rights, subject to certain grace periods, if the Company is in default under the Bank Facility.

     (c) Represents a production payment obligation to a former lender which is paid with a portion of the revenues from certain wells. The production payment is a non-recourse loan related to the development of certain wells acquired in the Goldking Acquisition. The agreement requires repayment of principal plus an amount sufficient to provide an internal rate of return of 18%.

Note 6 - EXTRAORDINARY ITEM-LOSS ON EARLY RETIREMENT OF DEBT
         ---------------------------------------------------

In October 1997, the Company issued $100 million of 10.625% Senior Notes due 2004, see Note 5. A portion of the proceeds from the offering was used to repay or prepay substantially all of the Company's outstanding indebtedness. With the early retirement of the debt, the Company incurred a $ 484,000 charge to write-off the deferred financing costs associated with the previous debt facilities. In addition, as part of the prepayment of the convertible subordinated notes, the Company issued 2,060,606 warrants to acquire common shares at an exercise price of $4.125 per share which were the existing conversion terms of the prepaid notes. The fair value of these warrants has been estimated by an investment banker to be approximately $450,000, which has been recorded as an extraordinary item and additional paid-in capital.

Note 7 - COMMODITY HEDGE AGREEMENTS
         --------------------------

Starting in 1997 the Company's natural gas hedge transactions are based upon published natural gas pipeline index prices and not the NYMEX. This change has significantly reduced price differential risk due to transportation. During 1997 the Company hedged 263,000 barrels of oil and 5.1 Bcf of gas, which represented 51% and 45%, respectively, of production, and resulted in a loss on such hedges of $1,270,000 thereby, reducing the Company's average gross margin on oil and gas by $0.13 per barrel and $0.10 per Mcf, respectively.

During 1998 the Company hedged 463,000 barrels of oil and 12.0 Bcf of gas, which represented 52% and 67%, respectively, of production, and resulted in a gain on such hedges of $2,465,000, thereby increasing the Company's average gross margin on oil and gas by $2.27 per barrel and $0.02 per Mcf, respectively.

The Company has natural gas hedged in quantities ranging from 7,301 to 37,301 MMbtu per day in each of the months in 1999 for a total of 8,770,000 MMbtu, at pipeline prices averaging approximately $1.99 per MMbtu, for a NYMEX equivalent of approximately $2.14 per MMbtu. The Company has hedged 218 MMbtu for each day in 2000 at an average pipeline index swap price of $1.87. The Company has hedged 223 Bbls of oil for each day in 1999 at an average price of $17.27 per Bbl and 232 Bbls of oil for each day in 2000 at an average price of $17.35 per Bbl. At December 31, 1998, the estimated fair market value of the hedge agreements was a gain of $1.8 million. At December 31, 1997, the estimated fair market value of the hedge agreements in place at that time was a loss of $61,000. The fair value of the Company's commodity hedging instruments is the estimated amount the Company would receive or pay to settle the applicable commodity hedging instrument at the reporting date, taking into account the difference between NYMEX prices or index prices at year-end and the contract price of the commodity hedging instrument. Certain of the Company's commodity hedging instruments, primarily swaps and options, are off balance sheet transactions and, accordingly, no respective carrying amounts for these instruments were included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997.

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

Note 8 - STOCK OPTIONS AND WARRANTS
         --------------------------

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


                                                1996                        1997                       1998
                                         -------------------        ----------------------     ----------------------

                                                    Wtd. Avg.                    Wtd. Avg.                   Wtd. Avg.
                                         Shares     Ex. Price       Shares       Ex. Price      Shares       Ex. Price
                                         ------     ---------       ------       ---------      ------       ---------

Outstanding at beginning of year        289,365      $ 2.21         289,365       $ 2.21      1,190,000        $ 4.45

Granted                                       0          --       1,200,000         4.45              0            --
Exercised                                     0          --        (289,365)        2.21              0            --
Forfeited                                     0          --         (10,000)        4.45        (40,000)         4.45
                                        -------      ------       ---------       ------      ---------        ------
Outstanding at end of year              289,365        2.21       1,190,000         4.45      1,150,000          4.45

                                        -------                   ---------                   ---------
Exercisable at end of year              289,365      $ 2.21       1,190,000       $ 4.45      1,150,000        $ 4.45
Fair value of options granted             N/A                        $ 1.42                       N/A

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

If compensation expense for the Company's stock option plans had been recorded using the Black-Scholes fair value method and the assumptions described above, the Company's net income (loss) and earnings (loss) per share for 1998 and 1997 would have been as shown below:
                                                    1998                 1997
                                                ------------        ------------
    Net income (loss):           As reported    $(46,851,000)       $   43,000
                                 Pro forma      $(47,133,000)       $ (239,000)

    Earnings (loss) per share    As reported    $      (1.96)       $       --
                                 Pro forma      $      (1.97)       $    (0.01)

Note 9 - MAJOR CUSTOMERS
         ---------------

One purchaser accounted for 42%, 62% and 49% of revenues in 1998, 1997 and 1996 respectively. These transactions represented spot sales of natural gas to one customer.

Note 10 - INCOME TAXES
          ------------

At December 31, 1998, the Company had net operating loss carry forwards for federal income tax purposes of approximately $40.6 million which are available to offset future federal taxable income through 2018. The Company's timing of its utilization of net operating loss carry forwards may be limited on an annual basis in the future due to its issuance of common shares and the purchase of Goldking common stock.

Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows:
                                                       1998            1997
                                                    ---------       ----------
Deferred tax assets (liabilities)
    Fixed asset basis differences                 $  (388,000)    $(17,200,000)
     Net operating loss carry forwards             14,207,000       14,100,000
     State Taxes                                    1,461,000               --
     Other                                            410,000               --
                                                   ----------       ----------
         Total deferred tax assets (liabilities)   15,690,000       (3,100,000)
                                                   ----------       ----------

Valuation allowance for deferred
     tax assets                                   (15,690,000)              --
                                                   ----------       ----------
         Total deferred tax assets (liabilities)  $        --     $ (3,100,000)
                                                   ==========      ===========

At December 31, 1998, the Company determined that it is more likely than not the deferred tax assets will not be realized and the valuation allowance was increased by $15,690,000. In connection with the Goldking Acquisition in 1997, the Company recorded a $3.1 million deferred tax liability based upon the complete utilization of the Company's deferred tax asset valuation allowance and the requirement for additional deferred tax liabilities resulting from the acquisition.

Total income taxes were different than the amounts computed by appying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

                                                    1998                1997
                                                   ------              ------

Before any valuation allowance
     Statutory federal income tax rate             (35.00%)           35.00%
     State income taxes, net of federal benefit    ( 2.92%)              --
     Other                                           0.31%               --
     Adjustments to valuation allowance             31.40%           (35.00%)
                                                   -------           -------
                                                   ( 6.21%)            0.00%
                                                   =======           =======

Note 11 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

The Company has commitments under an operating lease agreement for office space. At December 31, 1998, the future minimum rental payments due under the lease are as follows:

                            1999                  $   329,000
                            2000                  $   336,000
                            2001                  $   389,000
                            2002                  $   102,000
                                                  -----------
                            Total                 $ 1,156,000
                                                  ===========

Note 12 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------------------------------

The following table reflects the costs incurred in oil and gas property activities for each of the three years ended December 31:

                                            1998         1997          1996
                                         ----------   ----------    ----------

Property acquisition costs, proved      $ 9,877,000 $ 39,384,000  $ 26,859,000

Property acquisition costs, unproved      1,245,000    6,026,000     5,390,000

Exploration expenses                      7,582,000      353,000            --

Development costs                        29,957,000   29,276,000     8,863,000


Quantities of Oil and Gas Reserves
----------------------------------

The estimates of proved reserve quantities at December 31, 1998, are based upon reports of third party petroleum engineers (Ryder Scott Company, Netherland, Sewell & Associates, Inc., W.D. Von Gonten & Co. and McCune Engineering, P.E.) and do not purport to reflect realizable values or fair market values of reserves. It should be emphasized that reserve estimates are inherently imprecise and accordingly, these estimates are expected to change as future information becomes available. These are estimates only and should not be construed as exact amounts. All reserves are located in the United States.

Proved reserves are estimated reserves of natural gas and crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

Proved developed and undeveloped reserves:             Oil              Gas
                                                      (BBLS)           (MCF)
                                                      ------           -----
 Estimated reserves as of December 31, 1995          1,900,000       46,711,000

     Production                                       (276,000)      (6,788,000)
     Extensions and discoveries                             --          972,000
     Sale of minerals in-place                        (805,000)      (3,102,000)
     Purchase of minerals in-place                   1,379,000       16,633,000
     Revisions of previous estimates                    41,000      (12,980,000)
                                                     ---------       ----------
Estimated reserves as of December 31, 1996           2,239,000       41,446,000

     Production                                       (515,000)     (11,468,000)
     Extensions and discoveries                        459,000       20,002,000
     Sale of minerals in-place                         (11,000)        (252,000)
     Purchase of minerals in-place                   2,334,000       23,904,000
                                                     ---------       ----------
Estimated reserves as of December 31, 1997           4,506,000       73,632,000

    Production                                        (895,000)     (18,041,000)
    Extensions and discoveries                          14,000        1,077,000
    Sale of minerals in-place                               --         (272,000)
    Purchase of minerals in-place                    3,735,000       23,479,000
    Revisions of previous estimates                     94,000        1,374,000
                                                     ---------       ----------
Estimated reserves as of December 31, 1998           7,454,000       81,249,000
                                                     =========       ==========

Proved developed reserves:
                                       Oil                 Gas
                                       (BBLS)             (MCF)
                                     ---------          ----------

    December 31, 1995                1,794,000          40,323,000
                                     =========          ==========


    December 31, 1996                1,867,000          39,288,000
                                     =========          ==========

    December 31, 1997                3,194,000          55,690,000
                                     =========          ==========

    December 31, 1998                5,165,000          50,539,000
                                     =========          ==========





Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------

     Future cash inflows are computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the year-end estimated future production of proved oil and gas reserves. The prices used for estimates of future revenues at December 31, 1998 were $10.00 per barrel of oil and $2.05 per MMbtu of natural gas, adjusted for transportation, gravity and Btu content. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions and year-end prices. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

The accompanying table reflects the standardized measure of discounted future cash flows relating to proved oil and gas reserves as of the three years ended December 31:


                                               1998                  1997                1996
                                          -------------         -------------        -------------
Future cash inflows                       $ 259,071,000         $ 269,141,000        $ 210,875,000
Future development and production costs    (129,744,000)         (102,114,000)         (61,822,000)
                                          -------------         -------------        -------------
Future net cash flows                       129,327,000           167,027,000          149,053,000
Future income taxes                                  --           (10,563,000)         (17,899,000)
                                          -------------         -------------        -------------
Future net cash flows after income taxes    129,327,000           156,464,000          131,154,000
10% annual discount                          34,747,000           (35,592,000)         (31,313,000)
                                          -------------         -------------        -------------
Standardized measure after income taxes   $  94,580,000         $ 120,872,000        $  99,841,000
                                          =============         =============        =============

Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows The accompanying table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to proved oil and gas reserves for each of the three years ended December 31:


                                                   1998               1997                 1996
                                               ------------       -------------       -------------

Beginning balance                              $120,872,000       $  99,841,000       $  62,921,000
Sales of oil and gas, net of production costs   (30,692,000)        (25,815,000)        (11,027,000)
Net change in income taxes                        8,160,000           5,465,000          (4,116,000)
Changes in price and production costs           (42,711,000)        (32,461,000)         44,088,000
Purchases of minerals in-place                   23,657,000          40,027,000          45,521,000
Sale of minerals in-place                          (514,000)                 --         (10,518,000)
Revision of previous estimates, extensions &
   discoveries, net                              15,808,000          33,815,000         (27,028,000)
                                               ------------       -------------       -------------
Ending balance                                 $ 94,580,000       $ 120,872,000       $  99,841,000
                                               ============       =============       =============

                                                                 Exhibit 10.22

            SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


     THIS SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") dated as of March 31, 1999 is among: PANACO, INC., a Delaware corporation (the "Borrower"); each of the Lenders (as defined in the Credit Agreement as hereinafter defined) that is a signatory hereto; FIRST UNION NATIONAL BANK, a national banking association (in its individual capacity, "First Union"), as agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent"); and PARIBAS as Documentation Agent.
                                 R E C I T A L S

     A. The Borrower, the Administrative Agent, the Documentation Agent and the Lenders have entered into that certain Amended and Restated Credit Agreement dated as of October 9, 1997 as amended by First Amendment to Credit Agreement dated as of December 11, 1998 (as amended, the "Credit Agreement"), pursuant to which the Lenders have agreed to make certain loans and extensions of credit to the Borrower upon the terms and conditions as provided therein.

     B. An Event of Default exists under the Credit Agreement under Section 9.13 as of March 31, 1999.

     C. The Borrower, the Administrative Agent, the Documentation Agent and the Lenders now desire to make certain amendments to the Credit Agreement.

     NOW, THEREFORE, in consideration of the premises and other good and valuable consideration and the mutual benefits, covenants and agreements herein expressed, the parties hereto now agree as follows:

     1. All capitalized terms used in this Amendment and not otherwise defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

     2. The definition "Applicable Margin" is hereby amended to read as follows:

               "Applicable Margin" shall mean for Base Rate Loans or LIBOR Loans the following rate per annum as applicable:

-------------------------------------------------------------------------------
 Borrowing Base Utilization        Base Rate Loans          LIBOR Loans
       Percentage
-------------------------------------------------------------------------------
less than 25%                          0.50%                  1.50%
greater than or equal to 25%           0.50%                  1.75%
but less than 50%
greater than or equal to 50%           0.50%                  2.00%
but less than 75%
equal to or greater than 75%           0.50%                  2.25%

     3. Section 1.02 of the Credit Agreement is hereby supplemented, where alphabetically appropriate, with the addition of the following definitions:

     "Second Amendment" shall mean that certain Second Amendment to Amended and Restated Credit Agreement dated as of March 31, 1999 among the Borrower, the Lenders, the Administrative Agent and the Documentation Agent.

     4. On the date that this Amendment becomes effective until the Borrowing Base is redetermined in accordance with the terms of the Credit Agreement, the Borrowing Base shall decrease to $25,000,000, which will automatically reduce by $4,000,000 on June 30, 1999 and by $4,000,000 on September 30, 1999.

     5. Section 9.13 of the Credit Agreement is hereby amended to read as follows:

     "Section 9.13 Tangible Net Worth. The Borrower will not permit its Tangible Net Worth to be less at the end of any fiscal quarter than an amount equal to 85% of Tangible Net Worth as March 31, 1999 plus 85% of the Borrower's Net Income (only if positive) for each fiscal quarter of the Borrower after December 31, 1998, plus 75% of the net proceeds of any new issuance of capital stock or other equity securities of the Borrower issued after March 31, 1999."

     6. Section 8.01(a) of the Credit Agreement requires that Borrower provide certain audited consolidated financial statements and other financial statements by no later than 90 days after the end of each fiscal year. The Majority Lenders hereby waive, on a one time basis, but only until two (2) Business Days after the effectiveness of this Amendment, any violation of Section 8.01(a) and any other relevant sections of the Credit Agreement as a result of the late delivery of the annual financial statements required to be delivered no later than 90 days after December 31, 1998.

     7. This Amendment shall become binding on the Lenders when, and only when, the following conditions shall have been satisfied and the Administrative Agent shall have received each of the following, as applicable, in form and substance satisfactory to the Administrative Agent or its counsel:

          (a) counterparts of this Amendment and the Ratification attached hereto executed by the Borrower, the Guarantors and the Lenders; and

          (b) such other documents as it or its counsel may reasonably request.

     8. The parties hereto hereby acknowledge and agree that, except as specifically supplemented and amended, changed or modified hereby, the Credit Agreement shall remain in full force and effect in accordance with its terms.

     9. The Borrower hereby reaffirms that as of the date of this Amendment, the representations and warranties contained in Article VII of the Credit Agreement, as amended by this Amendment, are true and correct on the date hereof as though made on and as of the date of this Amendment, except as such representations and warranties are expressly limited to an earlier date.

     10. THIS AMENDMENT (INCLUDING, BUT NOT LIMITED TO, THE VALIDITY AND ENFORCEABILITY HEREOF) SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS, OTHER THAN THE CONFLICT OF LAWS RULES THEREOF.

     11. This Amendment may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

                          [SIGNATURES BEGIN NEXT PAGE]

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the date first above written.

BORROWER:                                      PANACO, INC


                                               By:_____________________________
                                               Name:
                                               Title:


LENDER AND ADMINISTRATIVE                      FIRST UNION NATIONAL BANK
AGENT:

                                               By:_____________________________
                                               Name:
                                               Title:


LENDER AND DOCUMENTATION                       PARIBAS
AGENT:


                                               By:_____________________________
                                               Name:
                                               Title:


                                               By:_____________________________
                                               Name:
                                               Title:

                                  RATIFICATION

     Each of the undersigned (a "Guarantor") hereby agrees that its liabilities under its respective Guaranty Agreement guaranteeing the indebtedness, obligations and liabilities under that certain Amended and Restated Credit Agreement dated October 9, 1997, as amended, shall remain enforceable against such Guarantor in accordance with the terms of its Guaranty and shall not be reduced, altered, limited, lessened or in any way affected by the execution and delivery of this Second Amendment to Amended and Restated Credit Agreement. Each Guarantor hereby confirms and ratifies its liabilities under its Guaranty in all respects.
                                               PANACO PRODUCTION COMPANY



                                               By:_____________________________
                                               Name:
                                               Title:



                                               GOLDKING ACQUISITION CORP.



                                               By:_____________________________
                                               Name:
                                               Title:

                                                                 Exhibit 10.23

                              EMPLOYMENT AGREEMENT


     PANACO, INC., ("Panaco") hereby employs LARRY M. WRIGHT (hereinafter referred to as "Employee") to be employed and serve as President and Chief Executive Officer, effective September 1, 1998, on the following terms and conditions:
                                   WITNESSETH

     1. DUTIES. Employee shall perform such services regarding the operations of Panaco as the Board of Directors may from time to time request. Employee shall at all times faithfully, with diligence, and to the best of his ability, experience and talents, perform all the duties that may be required of and from him pursuant to the terms of this Agreement. It is expressly understood and agreed that in the performance of his duties and obligations hereunder, Employee shall at all times be subject to the direction and control of the Board of Directors of Panaco.

     2. TERM AND RENEWAL. The initial term of employmentcontemplated by this Agreement shall commence effective September 1, 1998, and continue for a term of three (3) years. Thereafter, this Agreement shall automatically renew for consecutive terms of two (2) years each, upon expiration of the initial term and each renewal term hereunder.

     3. COMPENSATION. In consideration of the work and other services that Employee performs for Panaco hereunder, Panaco shall pay Employee the following:

         (a) BASE SALARY. During the term hereof, Panaco shall pay Employee a gross annual salary of $285,000, payable semi-monthly in accordance with the company's normal payroll policies, subject to withholding for federal income tax, social security, state and local taxes, if any, and any other sums that Panaco may be legally required to with-hold. Employee will be eligible for all cost of living adjustments that are awarded to Panaco employees.

         (b) SUPPLEMENTAL SALARY. In addition to all other compensation provided herein, but only so long as Employee remains indebted to Panaco by virtue of that certain Promissory Note (the Note) from Employee to Panaco dated November 4, 1998 (the "Note"), Employee shall be entitled to the following supplemental payments:

              (i)  On March 31, 1999, an amount equal to the interest  which has accrued on the Note through  February  28,1999;

              (ii)  On the last  calendar  day of each month  thereafter,
               Employee shall be entitled to a supplemental payment of an amount equal to the interest which accrued on the Note during the preceding calendar month;

              (iii)  At its option, Panaco may apply all supplemental payments directly against the interest obligations accruing on the Note.

         (c) VACATION. Employee shall be entitled to vacation in accordance with the vacation policies of Panaco from time to time in effect with respect to the executive employees of Panaco.

         (d) OTHER BENEFITS. During the term of this Agreement, Employee shall be entitled to participate in all employee benefit plans from time to time made available to the executives or general employees of Panaco.

         (e) Insurance. Panaco will provide Employee and Employee's dependant's with coverage under a policy of hospitalization and major medical insurance at no cost to the Employee. Panaco will provide life insurance coverage and short term and long term disability insurance coverage to Employee in an amount to be determined by the company.

     4. EXPENSES. Panaco shall reimburse Employee for all reasonable expenses and disbursements incurred by Employee in connection with Employee's duties hereunder, including expenses for entertainment and travel, as are consistent with the policies and procedures of Panaco.

     5. CONFIDENTIAL INFORMATION. Employee acknowledges that in the course of employment by Panaco, Employee will receive certain trade secrets and confidential information belonging to the Panaco which Panaco desires to protect as confidential. For the purposes of this Agreement, the term "confidential information" shall mean information of any nature and in any form which at the time is not generally known to those persons engaged in business similar to that conducted by Panaco. Employee agrees that such information is confidential and that he will not reveal such information to anyone other than officers, directors and employees of Panaco. Upon termination of employment, for any reason, Employee shall surrender to Panaco all papers, documents and other property of Panaco.

     6. AGREEMENT NOT TO SOLICIT. During the initial or renewal term hereof and for a period of two years after the termination of employment hereunder (the "Termination Date"), regardless of how terminated, Employee will not, singly, jointly, or as a partner, member, contractor, employee or agent of any partnership or as an officer, director, employee, agent, contractor, stockholder or investor in any other entity or in any other capacity, directly or indirectly:

         (a) induce, or attempt to induce, any person or party who, on the Termination Date is employed by or affiliated with Panaco or at any time during the term of this covenant is, or may be, or becomes an employee of or affiliated with Panaco, to terminate his, her or its employment or affiliation with Panaco;

         (b) induce, or attempt to induce, any person, business or entity which is or becomes a customer or supplier of Panaco, or which otherwise is a contracting party with Panaco, as of the Termination Date, or at any time during the term hereof, to terminate any written or oral agreement or understanding with Panaco, or to interfere in any manner with any relationship between Panaco and such customer or supplier;

         (c) employ or otherwise engage in any capacity any person who at the Termination Date or at any time during the period two years prior thereto was employed, or otherwise engaged, in any capacity by Panaco and who, by reason thereof is or is reasonably likely to be in possession of any confidential information.

     Employee acknowledges and agrees that the provisions of this paragraph constitute a material, mutually bargained for portion of the consideration to be delivered under this agreement and that it is a condition precedent to the creation and existence of the obligations of Panaco hereunder.

     7. TERMINATION OF EMPLOYMENT.

    (a) TERMINATION OF CAUSE. Nothing hereunder shall prevent Panaco from terminating Employee's employment for Cause (as hereinafter defined).
     Upon termination for Cause Employee shall receive his base salary only through the date of termination, and neither Employee nor any other person shall be entitled to any further payments from Panaco under this Agreement. Any rights and benefits Employee may have under employee benefit plans and programs of Panaco by reason of or after his termination shall be determined in accordance with the terms of such plans and programs. For purposes of this Agreement, Termination for Cause shall mean:

              (i) termination due to continued neglect of duties for which Employee is employed after receipt of written notice thereof from the Board of Directors of Panaco;

              (ii) termination due to conduct involving moral turpitude in the performance of duties for which Employee is employed, including, without limitation, the commission of fraud, misappropriation or embezzlement by Employee; or

              (iii) termination due to conduct which, if not in connection with the performance of Employee's duties hereunder, would result in serious prejudice to the interests of Panaco if he were retained as an employee.

    (b) DEATH, DISABILITY AND TERMINATION OTHER THAN FOR CAUSE. Notwithstand-ing any other term or provision of this Agreement, Panaco may terminate Employee's employment at any time, during any initial or renewal term hereof, for any reason it deems appropriate or for no reason. If Employee's employment hereunder is terminated for any reason other than Cause in accordance with paragraph 7(a), or if Employee dies or becomes disabled (meaning that employee is unable to perform his duties prescribed by section 1 of this Agreement for a period of 180 consecutive days), then Employee shall be entitled to payment of his base salary, at the rate in effect at the time of such termination (i) for a period of 24 months, if such termination occurs after September 1, 1999, (ii) or for a period equal to the remainder of the initial term of this Agreement (August 31, 2001), if such termination occurs before September 1, 1999. Any rights and benefits Employee may have under employee benefit plans and programs of Panaco by reason of or after his termination shall be determined in accordance with the terms of such plans and programs.

    (c) VOLUNTARY TERMINATION. Employee may terminate his employment at any time upon ninety (90) days' prior written notice to Panaco; provided, however, that Panaco, in its discretion, may cause such termination to be effective at any time during that ninety (90) day period. In the event of such a voluntary termination of employment, Employee will be entitled to receive only his base salary through the ninety (90) day period. Neither Employee nor any other person shall be entitled to any further payments from Panaco under this Agreement upon a voluntary termination by Employee of his employment hereunder, and any rights and benefits Employee may have under employee benefit plans and programs of Panaco by reason of or after his termination shall be determined in accordance with the terms of such plans and programs.

    (d) VOLUNTARY TERMINATION FOR "GOOD REASON." Notwithstanding any other term or provision of this Agreement, if Employee voluntarily terminates his employment for Good Reason (as hereinafter defined), then Employee shall be entitled to payment of his base salary, at the rate in effect at the time of such termination (i) for a period of 24 months, if such termination occurs after September 1, 1999, (ii) or for a period equal to the remainder of the initial term of this Agreement (August 31, 2001), if such termination occurs before September 1, 1999. Any rights and benefits Employee may have under employee benefit plans and programs of Panaco by reason of or after his termination shall be determined in accordance with the terms of such plans and programs. "Good Reason" shall mean any of the following (without Executive's express written consent):

              (i) Employee's Base Salary is set at an amount less than 90 percent of the greater of (a) his annual salary in effect on September 1, 1998, or (b) his annual salary in effect during the preceding calendar year, and Employee resigns within ninety days after he is notified of the decision to modify his Base Salary.

              (ii) A substantial and material alteration in the nature or status of Employee's responsibilities, or the assignment of duties inconsistent with Employee's duties and responsibilities;

              (iii) Employee's line of report is changed so that he is required to report to anyone other than the Executive Committee or the Board of Directors;

              (iv) A change in Employee's titles or Panaco's employing a co-President or Chief Executive Officer;

              (v)  Employee is not elected as a director of Panaco;

              (vi) Any material breach by Panaco of any provision of this Agreement if such material breach has not been cured within thirty
          (30) days following written notice of such breach by Employee to the Executive Committee setting forth with reasonable specificity the nature of the breach.

     8. CONTINGENT IMMEDIATE VESTING OF OPTIONS. Employee will be entitled to the immediate full vesting of any existing options outstanding if his employment is terminated prior to the end of the term of this Agreement due to one or more of the following events:

          (a)  Employee's   employment  is  terminated  other  than for Cause;

          (b)  Employee voluntarily terminates his employment for Good Reason;

          (c)  Employee becomes disabled; or

          (d) Employee  dies.

     9. OFFSET. Upon termination of Employee's employment with Panaco, for whatever reason, Panaco shall be entitled to offset from any amounts owing to Employee under this Agreement, any principal and accrued unpaid interest owing under the Note or any renewals, extensions, or modifications thereof.

     10. NOTICES. All notices or other communications pursuant to this contract may be given by personal delivery, or by certified mail, addressed to the home office of Panaco or to the last known address of Employee. Notices given by personal delivery shall be deemed given at the time of delivery, and notices sent by certified mail shall be deemed given when deposited with the U.S. Post Office.

     11. ENTIRETY OF AGREEMENT. This Agreement contains the entire understand-ing of the parties and all of the covenants and agreements between the parties with respect to the employment.

     12. GOVERNING LAW. This Agreement shall be construed and enforced in accordance with, and be governed by, the laws of the State of Texas.

     13. WAIVER. The failure of either party to enforce any rights hereunder shall not be deemed to be a waiver of such rights, unless such waiver is an express written waiver which has been signed by the waiving party. Waiver of one breach shall not be deemed a waiver of any other breach of the same or any other provision hereof.

     14. ASSIGNMENT. This Agreement shall not be assignable by Employee. In the event of a future disposition of the properties and business of Panaco by merger, consolidation, sale of assets, or otherwise, then Panaco may assign this Agreement and all of its rights and obligations to the acquiring or surviving entity; provided that any such entity shall assume all of the obligations of Panaco hereunder.

     15. ARBITRATION. Any dispute, controversy or claim arising out of or relating to this Agreement shall be submitted to and finally settled by binding arbitration to be held in Houston, Texas, in accordance with the rules of the American Arbitration Association in effect on the date of this Agreement, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. All agreements contemplated herein to be entered into to which the parties hereto are parties shall contain provisions which provide that all claims, actions or disputes pursuant to, or related to, such agreements shall be submitted to binding arbitration. Employer agrees to pay all fees charged by the American Arbitration Association in connection with any arbitration.



DATED this ------- day of --------, 1999

PANACO, INC.                                       EMPLOYEE



By: ---------------------------------              --------------------------
    A member of its Executive Committee