Form 10-Q
period 1999-03-31
PANACO INC
filed 1999-05-21
CIK 882074

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1999




[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26662


                                  PANACO, Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
                or organization)                             Number)

     1100 Louisiana Street, Suite 5100
                 Houston, Texas                              77002
     (Address of principal executive offices)              (Zip Code)

          Registrant's telephone number, including area code: (713) 970-3100




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______ .


     23,985,927 shares of the registrant's $.01 par value Common Stock were outstanding on March 31, 1999.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

PART 1.                              ITEM 1

                             FINANCIAL INFORMATION
                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                     ASSETS

                                                           As of                     As of
                                                       March 31, 1999           December 31, 1998

                                                       --------------           -----------------

CURRENT ASSETS

      Cash and cash equivalents                        $   7,780,000              $   3,452,000
      Accounts receivable                                  8,336,000                  8,332,000
      Accounts receivable-employee                             4,000                     18,000
      Prepaid and other                                      102,000                    268,000
                                                       -------------              -------------
          Total current assets                            16,222,000                 12,070,000

OIL AND GAS PROPERTIES, AS DETERMINED BY THE
SUCCESSFUL EFFORTS METHOD OF ACCOUNTING

      Oil and gas properties, proved                     247,499,000                238,377,000
      Oil and gas properties, unproved                    15,331,000                 15,128,000
      Less accumulated depletion, depreciation,
         and amortization                               (158,600,000)              (152,782,000)
                                                       -------------              -------------
         Net oil and gas properties                      104,230,000                100,723,000
                                                       -------------              -------------

PIPELINES AND EQUIPMENT

      Pipelines and equipment                             26,286,000                 26,252,000
      Less accumulated depreciation                       (4,077,000)                (3,415,000)
                                                       -------------              -------------
         Net pipelines and equipment                      22,209,000                 22,837,000

OTHER ASSETS

      Deferred debt costs, net                             3,213,000                  3,359,000
      Employee note receivable                               300,000                    300,000
      Restricted deposits and other                        4,332,000                  4,083,000
                                                       -------------              -------------
         Total other assets                                7,845,000                  7,742,000


TOTAL ASSETS                                           $ 150,506,000              $ 143,372,000
                                                       =============              =============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            As of                   As of
                                                        March 31, 1999          December 31, 1998
                                                        --------------          -----------------
CURRENT LIABILITIES

     Accounts payable                                  $   17,340,000             $  16,976,000
     Interest payable                                       5,390,000                 2,745,000
     Revolving credit facility                             23,000,000                13,500,000
                                                       --------------             -------------
        Total current liabilities                          45,730,000                33,221,000


LONG-TERM DEBT                                            102,249,000               102,249,000


DEFERRED INCOME TAXES                                               -                         -


STOCKHOLDERS' EQUITY

     Preferred Shares, $.01 par value,
        5,000,000 shares authorized; no
        shares issued and outstanding                               -                         -
     Common Shares, $.01 par value,
        40,000,000 shares authorized;
        23,985,927 and 23,704,955 shares
        issued and outstanding, respectively                   243,000                  240,000
     Additional paid-in capital                             69,444,000               69,197,000
     Treasury stock, held at cost                             (592,000)                (592,000)
     Retained deficit                                      (66,568,000)             (60,943,000)
                                                        --------------            -------------
        Total stockholders' equity                           2,527,000                7,902,000
                                                        --------------            -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  150,506,000            $ 143,372,000
                                                        ==============            =============

COMMITMENTS AND CONTINGENCIES                                        -                        -


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                                1999                    1998
                                                         ---------------          ---------------

REVENUES

     Oil and natural gas sales                          $   9,171,000            $   11,195,000

COSTS AND EXPENSES

     Lease operating expense                                4,120,000                 3,836,000
     Depletion, depreciation & amortization                 6,630,000                 6,974,000
     General and administrative expense                       794,000                   516,000
     Production and ad valorem taxes                          154,000                   200,000
     Exploratory dry hole expense                                   -                 1,013,000
     Geological and geophysical expense                       387,000                   252,000
                                                         ------------             -------------
       Total                                               12,085,000                12,791,000
                                                         ------------             -------------
OPERATING LOSS                                             (2,914,000)               (1,596,000)
                                                         ------------             -------------
OTHER INCOME (EXPENSE)
     Interest income                                           12,000                   424,000
     Interest expense                                      (2,723,000)               (2,514,000)
                                                         ------------             -------------
        Total                                              (2,711,000)               (2,090,000)
                                                         ------------             -------------

LOSS BEFORE INCOME TAXES                                   (5,625,000)               (3,686,000)

INCOME TAX BENEFIT                                                  -                (1,273,000)
                                                         ------------             -------------
NET LOSS                                                $  (5,625,000)           $   (2,413,000)
                                                         ============             =============
Net loss per share                                      $       (0.24)           $        (0.10)
                                                         ============             =============
Basic Shares Outstanding                                   23,801,734                23,970,962
                                                         ============             =============
Diluted Shares Outstanding                                 23,801,734                23,970,962
                                                         ============             =============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statement of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                1999                   1998
                                                           --------------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                              $  (5,625,000)         $  (2,413,000)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depletion, depreciation and amortization               6,630,000              6,974,000
        Exploratory dry hole expense                                   -              1,013,000
        Deferred income tax benefit                                    -             (1,273,000)
        Changes in operating assets and liabilities:
           Accounts receivable                                     8,000             (1,166,000)
           Prepaid and other                                     164,000               (108,000)
           Accounts payable                                      364,000              6,320,000
           Interest payable                                    2,645,000             (2,416,000)
                                                            ------------          -------------
                 Net cash provided by operating activities     4,186,000              6,931,000
                                                            ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Sale of oil and gas properties                                    -                      -
     Capital expenditures and acquisitions                    (9,359,000)           (17,870,000)
     Decrease/(increase) in restricted deposits                 (249,000)              (564,000)
                                                            ------------          -------------
                  Net cash used by investing activities       (9,608,000)           (18,434,000)
                                                            ------------          -------------

 CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of common shares                                   250,000                      -
     Short-term borrowings                                     9,500,000              2,500,000
     Repayment of long-term debt                                       -                      -
                                                            ------------           ------------
                   Net cash provided by financing activities   9,750,000              2,500,000
                                                            ------------           ------------

NET INCREASE (DECREASE) IN CASH                                4,328,000             (9,003,000)

CASH AT BEGINNING OF YEAR                                      3,452,000             36,909,000
                                                            ------------           ------------

CASH AT MARCH 31                                           $   7,780,000          $  27,906,000
                                                            ============           ============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                                        Amount ($)
                                                           -------------------------------------------------------------------
                                           Number of                         Additional
                                            Common           Common           Paid-in           Treasury           Accumulated
                                            Shares            Stock           Capital            Stock               Deficit
                                          -----------      ----------      ------------      --------------       --------------

Balances, December 31, 1998               23,704,955       $  240,000      $ 69,197,000      $   (592,000)        $ (60,943,000)


Net Loss                                           -                -                 -                 -


Common shares issued to the ESOP             280,972            3,000           247,000                 -                     -

                                          ----------       ----------       -----------       ----------            -----------


Balances, March 31, 1999                  23,985,927       $  243,000      $ 69,444,000      $  (592,000)          $(66,568,000)

                                          ==========       ==========      ============      ===========           ============



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION


     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the periods ended March 31, 1999 and 1998. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.


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

     Pipelines and other equipment are carried at cost. Oil and natural gas pipelines and equipment are depreciated on the straight-line method over their estimated lives, primarily fifteen years. Other property is also depreciated on the straight-line method over their estimated lives, ranging from three to ten years. Fees for processing oil and natural gas for others are treated as a reduction of lease operating expense related to the facilities and infrastructure.

NOTE 3 - CASH FLOW INFORMATION

     For purposes of the statement of cash flows, the Company considers all cash investments purchased with original maturities of three months or less to be cash equivalents. Cash payments for interest totaled $269,000 and $4,930,000 during the first three months of 1999 and 1998, respectively. No cash payments for income taxes were made during the first three months of 1999 or 1998.

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


Proved developed and undeveloped reserves            Oil                 Gas
-----------------------------------------          (Bbls)               (Mcf)
                                                   ------               -----

December 31, 1998                                7,454,000           81,249,000
Extensions and discoveries                         822,000            1,587,000
Production                                        (262,000)          (3,359,000)
                                                 ---------           ----------
Estimated reserves at March 31, 1999             8,014,000           79,477,000
                                                 =========           ==========

     No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since March 31, 1999. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

PART I
Item 2.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Forward-looking Statements
--------------------------

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

General
-------

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

Liquidity and Capital Resources
-------------------------------

     The Company currently has a $17 million capital budget for 1999, which is subject to change upon review by management and the board of directors. The
Company anticipated funding this capital budget through cash flows and borrowings under its line of credit. In conjunction with an amendment to the loan agreement, on April 13, 1999 the borrowing base under the line of credit was reduced to $25 million, see "Bank Facility." The amendment provides for $4 million reductions in this borrowing base on June 30, 1999 and September 30, 1999. With these reductions in the borrowing base, and the amount outstanding on April 16, 1999 of $24 million, the Company will be required to reduce its 1999 capital budget to $11.5 million, which it currently has committed to spend. These assumptions do not include any external sources of financing or redeterminations of its borrowing base. The line of credit permits the Company to request such a redetermination from the bank.

     Bank Facility

     In April 1999, the Company amended its reducing, revolving line of credit (the "Bank Facility") which is designed to provide the Company up to $75 million depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at March 31, 1999 was $40 million, with availability under the revolver of $17 million. The principal amount of the loan is due
October 22, 2002. However, at no time may the Company have outstanding borrowings in excess of its borrowing base. At April 1, 1999 the borrowing base was reduced to $25 million. The borrowing base is subject to $4 million reductions on June 30, 1999 and September 30, 1999. The balance outstanding under the Bank Facility at April 15, 1999 was $24 million. Interest on the loan is computed at the bank's prime rate or at 1.5 to 2.25% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. The Bank Facility is collateralized by a first mortgage on the Company's offshore properties.

     The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, and sale of assets. At December 31, 1998 the Company was not in compliance with these covenants, which was remedied by waivers and an amendment to the Bank Facility. However, the Company has classified this debt as a current liability since it is probable the Company will fail to meet these covenants at measurement dates prior to December 31, 1999. The failure to satisfy these covenants, or any of the other covenants in the Bank Facility would constitute an event of default thereunder and, subject to grace periods, may permit the lenders to accelerate the indebtedness outstanding under the Bank Facility and demand immediate payment thereof. In such event, the Company could be required to sell certain oil and gas assets, sell equity securities or obtain additional bank financing. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. In this situation, if the Company is unable to raise the necessary funds, the Company could become in default on the full amount of its indebtedness, which includes the Senior Notes. The holders of the Senior Notes have acceleration rights, subject to certain grace periods, if the Company is in default under the Bank Facility.

     Property Acquisition

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

     Senior Note offering

     On October 9, 1997, the Company issued $100 million principal amount of 10 5/8% Senior Notes due October 1, 2004. Interest on the Notes is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998. Of the $96.2 million net proceeds, $55.5 million was used to repay substantially all of the Company's outstanding indebtedness with the remaining $40.7 million used for capital expenditures and the BP Acquisition.

     Common Stock offering

     On March 5, 1997 the Company completed an offering of 8.4 million common shares at $4.00 per share, $3.728 net of the underwriter's commission. The offering consisted of 6.0 million shares sold by the Company and 2.4 million shares sold by shareholders, primarily Amoco Production Company (2.0 million shares) and lenders advised by Kayne, Anderson Investment Management, Inc. (373,305 shares). The Company's net proceeds of $22 million from the offering were used to prepay $13.5 million of its 12% subordinated debt and the remaining funds were temporarily paid on the Company's revolving bank loan and ultimately used for the development of its properties.

         Commodity price hedges

     In 1999 the Company's natural gas hedge transactions are based upon published gas pipeline index prices. The Company has natural gas hedged in quantities ranging from 7,300 to 37,300 MMbtu per day in each month in 1999 for a total of 8,770,000 MMbtu, at pipeline prices averaging approximately $1.99 per MMbtu, for a NYMEX equivalent of approximately $2.14 per MMbtu. The Company has hedged 218 MMbtu for each day in 2000 at an average pipeline index swap price of $1.87.

     The Company has hedged a total of 540,000 bbls of oil in 1999 at an average NYMEX West Texas Intermediate equivalent floor price of $15.34 per bbl. The number of hedged bbls per day ranges from 2,800 to 4,800. Of the oil hedged, 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $19.12 per bbl and another 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $17.50 per bbl. If the NYMEX equivalent prices exceed the cap price for the period in which the Company has a cap price in effect, the Company must pay the difference to the company that effected the swap for the total number of bbls hedged. The Company has hedged 232 Bbls of oil for each day in 2000 at an average price of $17.35 per Bbl.

     Based on NYMEX future prices for oil and natural gas on March 31, 1999 these hedge agreements would result in future gains of approximately $1.3 million. Due to an increase in NYMEX future commodity prices, as of May 15, 1999, these hedge agreements would result in future losses of approximately $1.1 million.

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

     Capital expenditures

     First  quarter  1999  capital   expenditures  totaled  $9.4  million  which
represents a 48% decrease from the $17.8 capital expenditures incurred in the comparable period of 1998. The capital expenditures incurred in 1999 were primarily for the development of the East Breaks 165 Field, which was acquired in May 1998, and property acquisition costs and developmental work on several smaller properties operated by the Company. The decrease in capital expenditures is primarily due to the decrease in availability of capital resources from lower commodity prices.

Results of Operations
---------------------

For the three months ended March 31, 1999 and 1998:

     "Oil and natural gas sales" decreased 18% for the first quarter of 1999, despite production remaining flat, due to a 25% decrease in oil prices and a 19% decrease in natural gas prices. Production remained flat in 1999 despite the West Delta Fields being shut in for the majority of the first quarter for pipeline repairs by Tennessee Gas Pipeline Company. These Fields produced 26,000 bbls of oil in 1998 and 800,000 Mcf of natural gas in 1998. The additional production from the East Breaks 165 Field acquired in May 1998 and the subsequent development work offset the decrease from West Delta.

     Production. Natural gas production decreased 21%, to 3,359,000 Mcf in 1999, from 4,257,000 Mcf in 1998. The shut in of the West Delta Fields and reduced production from the High Island 309 Fields accounted for the largest part of the decreases. Production from the High Island 309 Fields was reduced during the first quarter while repair work was being done on the production facilities. Natural gas production decreased from 2.1 billion cubic feet ("Bcf") in 1998 to
 .8 Bcf in 1999 due in part to the facilities work along with the natural decline of the wells. The West Delta Fields produced 800,000 Mcf of natural gas in 1998 versus 100,000 Mcf in 1999. The BP acquisition in May 1998 added 519,000 Mcf of production in 1999, which, along with successful drilling in 1998, offset part of the decreased production.

     Oil production increased 127% in 1999 to 262,000 barrels, from 115,000 barrels in 1998. The primary factor in the increased oil production was the acquisition of the East Breaks 165 Field in May 1998, which is primarily an oil field.

     Prices. Average natural gas prices, including the impacts of hedging transactions, decreased 19% in 1999, from $2.19 per Mcf in 1998 to $1.77 in
1999. The 1999 natural gas hedge program had the effect of increasing the natural gas price realized by $0.05 per Mcf during the first quarters of both 1999 and 1998. The Company has natural gas hedged in quantities ranging from 7,300 to 37,300 MMbtu per day in each month in 1999 for a total of 8,770,000 MMbtu, at pipeline prices averaging approximately $1.99 per MMbtu, for a NYMEX equivalent of approximately $2.14 per MMbtu.

     Average oil prices, including the impacts of hedging transactions, decreased 25%, to $12.26 per barrel, from $16.39 per barrel in 1998. The 1999 oil hedge program had the effect of increasing the average net oil price realized by $.16 per barrel. The Company has hedged a total of 540,000 bbls of oil in 1999 at an average NYMEX West Texas Intermediate equivalent floor price of $15.34 per bbl. The number of hedged bbls per day ranges from 2,800 to 4,800. Of the oil hedged, 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $19.12 per bbl and another 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $17.50 per bbl. If the NYMEX equivalent prices exceed the cap price for the period in which the Company has a cap price in effect, the Company must pay the difference to the company that effected the swap for the total number of bbls hedged. Depressed commodity prices will continue to have a negative impact on the Company's results of operations. At current prices, the Company expects to incur an additional loss from operations for the second quarter of 1999.

     "Lease operating expense" increased to 45% of oil and natural gas sales, from 34% in 1998. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased from $0.77 in 1998 to $0.84 in 1999. These increases are primarily due to the decreases in production discussed above.

     "Depletion, depreciation and amortization" decreased $344,000 primarily due to a lower unit of production cost in the first quarter of 1999. The amount per Mcfe decreased from $1.41 in 1998 to $1.34 in 1999.

     "General and administrative expense" increased $278,000 in 1999 primarily due to outside legal fees incurred in connection with various corporate legal matters.

     "Exploratory dry hole expense" decreased $1 million in 1999 as a result of the Company's limited exploratory well participation in 1999. While the Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value, the amount budgeted for 1999 is significantly less than that incurred during 1998.

    "Geological and geophysical expense" increased in 1999 as a result of rentals incurred on properties acquired during late 1998 and early 1999.

     "Interest income" decreased primarily due to a decrease in cash on hand in 1999 versus the comparable period of 1998. The interest income earned in 1998 related to the excess proceeds from the Company's Senior Note offering completed in October 1997.


Year 2000 Issue
---------------

     The various problems that may result from the use of date codes in software and other machinery is referred to as the "Year 2000 Issue." The once common practice of using a two-digit identifier for the year in a date may cause a program or system to become faulty or inoperative on or prior to January 1, 2000. This document serves as an informational disclosure regarding the Y2K assessment activities for the Company under the Year 2000 Information and Readiness Disclosure Act of 1998.

     The Company established a program during 1998 to ensure that, to the extent reasonably possible, all systems are or will be Year 2000 ready prior to the end of 1999. The Year 2000 Program ("Y2K Program"), designed with the assistance of an outside consultant, consists of five phases: (a) Assessment -which includes compiling an inventory of assets, including significant third-party supplier and customer relationships, (b) Repair/Upgrade/Replace -including an analysis of the assets to determine compliance or non-compliance and repairing, upgrading or replacing those that are non-compliant, (c) Compliance Testing, (d) Contingency Planning, and (e) Roll-over Planning.

     A team consisting of the Company's managers of Information Technology, Finance and Operations has been established as the Year 2000 Compliance Project Team. With the assistance of its outside consultant, the Team has designed an aggressive schedule to identify information technology ("IT") and non-IT assets requiring readiness upgrades, and a timetable for performance and testing of the affected systems. In addition, the Y2K Program calls for validation of compliance by significant suppliers and customers.

     Once identified, detailed remediation steps will be scheduled to ensure that internal systems and significant external suppliers and customers meet Y2K compatibility requirements, or that sufficient contingency plans are in place.

     Current Status

     As of May 1999, the Company's Year 2000 assessment is not complete. An inventory of computing, communications and facility systems has been prepared and validated. Significant third-party suppliers and customers have also been identified for validation.

     The Company has substantially completed the inventory for both its IT and non-IT systems and expects to complete the assessment phase for these systems on or prior to July 2, 1999. The Y2K Program calls for the completion of all phases for both IT and non-IT systems by year-end 1999.

     The Company is also performing a review of significant third party suppliers and customers and, where available, is surveying the public Year 2000 statements issued by them. Additionally, it has sent questionnaires to certain third party suppliers and customers requesting information regarding their vulnerability to Year 2000 issues. The Company intends to pursue appropriate responses to these inquiries and evaluate the responses it receives to determine if alternate business actions will be necessary. Management expects to complete the third party assessment phase by July 2, 1999, at which time contingency plans will be developed.

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

     Contingency Plans

     Should any systems, customers or significant suppliers be determined to have questionable remediation potential, the Year 2000 Compliance Project Team will establish a contingency plan to address the at-risk area. This will be decided during the analysis phase of the overall project now underway. The Company is unable at this time to determine what contingency plans, if any, should be implemented. As the Company progresses through the Y2K Program and identifies specific risk areas, it intends to timely implement appropriate remedial actions and contingency plans.

     Risks

     The failure to correct a Year 2000 problem could result in the interruption or failure of certain normal business activities or operations. The Company believes that the greatest risks lie in its (a) financial systems applications,
(b) embedded chips in field equipment, (c) and third parties. A significant Year 2000-related disruption in these systems could disrupt financial and accounting functions, crude oil and natural gas production, transportation, and marketing activities. This disruption could have a material adverse effect on the Company's operating results and liquidity.

     The Company is not presently aware of any vendor related Year 2000 issue that is likely to result in any disruption of this type. Although there is inherent uncertainty in the Year 2000 issue, it expects that as it progresses in its Y2K Program, the level of uncertainty about the impact of the Year 2000 issue will be reduced significantly.

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


PART II                        OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27                    Financial Data Schedule

    (b)  Reports on Form 8-K

         January 14, 1999      Other events-change in ownership and board of
                                 directors

         February 11, 1999     Other events-change in ownership and board of
                                 directors


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, Inc.

Date:      May 19, 1999                    /s/ Todd Bart
     --------------------------            -------------------------------------
                                           Todd R. Bart, Chief Financial Officer