Form 10-Q
period 1999-06-30
PANACO INC
filed 1999-08-16
CIK 882074

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

                  For the quarterly period ended June 30, 1999

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______.


     23,985,927 shares of the registrant's $.01 par value Common Stock were outstanding on June 30, 1999.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.                             Item 1.

                             FINANCIAL INFORMATION

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                     ASSETS


                                                            As of                      As of
                                                        June 30, 1999            December 31, 1998
                                                        -------------            -----------------

CURRENT ASSETS

  Cash and cash equivalents                           $    4,250,000              $    3,452,000
  Accounts receivable                                      7,831,000                   8,332,000
  Accounts receivable-employee                                 4,000                      18,000
  Prepaid and other                                          672,000                     268,000
                                                      --------------              --------------
    Total current assets                                  12,757,000                  12,070,000
                                                      --------------              --------------

OIL AND GAS PROPERTIES, AS DETERMINED BY THE
SUCCESSFUL EFFORTS METHOD OF ACCOUNTING

  Oil and gas properties, proved                         251,571,000                 238,377,000
  Oil and gas properties, unproved                        15,536,000                  15,128,000
  Less accumulated depletion, depreciation,
    and amortization                                    (163,497,000)               (152,782,000)
                                                      --------------              --------------
    Net oil and gas properties                           103,610,000                 100,723,000
                                                      --------------              --------------

PIPELINES AND EQUIPMENT

  Pipelines and equipment                                 26,295,000                  26,252,000
  Less accumulated depreciation                           (4,740,000)                 (3,415,000)
                                                      --------------              --------------
    Net pipelines and equipment                           21,555,000                  22,837,000
                                                      --------------              --------------

OTHER ASSETS

  Deferred debt costs, net                                 3,064,000                   3,359,000
  Employee note receivable                                   300,000                     300,000
  Restricted deposits and other                            5,114,000                   4,083,000
                                                      --------------              --------------
    Total other assets                                     8,478,000                   7,742,000
                                                      --------------              --------------

TOTAL ASSETS                                          $  146,400,000              $  143,372,000
                                                      ==============              ==============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            As of                    As of
                                                         June 30, 1999           December 31, 1998
                                                         -------------           -----------------
CURRENT LIABILITIES

     Accounts payable                                   $   19,172,000            $   16,976,000
      Interest payable                                       2,701,000                 2,745,000
      Revolving credit facility                             24,000,000                13,500,000
                                                        --------------            --------------
         Total current liabilities                          45,873,000                33,221,000
                                                        --------------            --------------

LONG-TERM DEBT                                             102,249,000               102,249,000


STOCKHOLDERS' EQUITY

  Preferred Shares, $.01 par value,
    5,000,000 shares authorized; no
    shares issued and outstanding                                    -                         -
  Common Shares, $.01 par value,
    100,000,000 shares authorized;
    23,985,927 and 23,704,955 shares
    issued and outstanding, respectively                       243,000                   240,000
  Additional paid-in capital                                69,444,000                69,197,000
  Treasury stock, held at cost                                (592,000)                 (592,000)
  Retained deficit                                         (70,817,000)              (60,943,000)
                                                        --------------            --------------
    Total stockholders' equity (deficit)                    (1,722,000)                7,902,000
                                                        --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  146,400,000            $  143,372,000
                                                        ==============            ==============

COMMITMENTS AND CONTINGENCIES


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                        For the Six Months Ended June 30,
                                   (Unaudited)



                                                              1999                  1998
                                                        ---------------       ---------------

REVENUES
  Oil and natural gas sales                             $   19,772,000         $   24,328,000

COSTS AND EXPENSES
  Lease operating expense                                    8,405,000              8,648,000
  Depletion, depreciation & amortization                    12,339,000             15,948,000
  General and administrative expense                         1,740,000              2,063,000
  Production and ad valorem taxes                              371,000                396,000
  Exploratory dry hole expense                                 845,000              4,922,000
  Impairment of oil and gas properties                               -              1,063,000
  Geological and geophysical expense                           564,000                794,000
                                                         -------------         --------------
    Total                                                   24,264,000             33,834,000
                                                         -------------         --------------
OPERATING LOSS                                              (4,492,000)            (9,506,000)
                                                         -------------         --------------
OTHER INCOME (EXPENSE)
  Interest income                                               35,000                751,000
  Interest expense                                          (5,417,000)            (4,959,000)
                                                         -------------         --------------
    Total                                                   (5,382,000)            (4,208,000)
                                                         -------------         --------------
LOSS BEFORE INCOME TAXES                                    (9,874,000)           (13,714,000)

INCOME TAX (BENEFIT)                                                 -             (3,498,000)
                                                         -------------         --------------

NET LOSS                                                 $  (9,874,000)        $  (10,216,000)
                                                         =============         ==============

Net loss per share                                       $       (0.41)        $        (0.43)
                                                         =============         ==============
Basic Shares Outstanding                                    23,894,339             23,961,390
                                                         =============         ==============
Diluted Shares Outstanding                                  23,894,339             23,961,390
                                                         =============         ==============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                       For the Three Months Ended June 30,
                                   (Unaudited)


                                                              1999                    1998
                                                       ----------------        ----------------

REVENUES
  Oil and natural gas sales                            $   10,601,000           $   13,578,000

COSTS AND EXPENSES
  Lease operating expense                                   4,285,000                4,586,000
  Depletion, depreciation & amortization                    5,709,000                8,941,000
  General and administrative expense                          946,000                  909,000
  Production and ad valorem taxes                             217,000                  196,000
  Exploratory dry hole expense                                845,000                3,482,000
  Impairment of oil and gas properties                              -                  505,000
  Geological and geophysical expense                          177,000                  386,000
                                                       --------------           --------------
    Total                                                  12,179,000               19,005,000
                                                       --------------           --------------

OPERATING LOSS                                             (1,578,000)              (5,427,000)
                                                       --------------           --------------
OTHER INCOME (EXPENSE)
  Interest income                                              23,000                  327,000
  Interest expense                                         (2,694,000)              (2,534,000)
                                                       --------------           --------------
         Total                                             (2,671,000)              (2,207,000)
                                                       --------------           --------------

LOSS BEFORE INCOME TAXES                                   (4,249,000)              (7,634,000)
INCOME TAX (BENEFIT)                                                -               (2,225,000)
                                                       --------------           --------------

NET LOSS                                               $   (4,249,000)          $   (5,409,000)
                                                       ==============           ==============

Net loss per share                                     $        (0.18)                   (0.23)
                                                       ==============           ==============
Basic Shares Outstanding                                   23,985,927               23,972,215
                                                       ==============           ==============
Diluted Shares Outstanding                                 23,985,927               23,972,215
                                                       ==============           ==============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statement of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                            1999                     1998
                                                       ---------------         ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                             $   (9,874,000)          $  (10,216,000)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depletion, depreciation and amortization               12,339,000               15,948,000
    Impairment of oil and gas properties                            -                1,063,000
    Exploratory dry hole expense                              845,000                4,922,000
    Deferred income tax benefit                                     -               (3,498,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                     501,000                  529,000
      Prepaid and other                                      (175,000)                (681,000)
      Accounts payable                                      2,196,000                2,501,000
      Interest payable                                        (44,000)                 233,000
                                                        -------------           --------------
            Net cash provided by operating activities       5,788,000               10,801,000
                                                        -------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of oil and gas properties                                  -                   23,000
    Capital expenditures and acquisitions                 (14,490,000)             (49,569,000)
    Increase in restricted deposits                        (1,250,000)                (156,000)
                                                        -------------           --------------
            Net cash used by investing activities         (15,740,000)             (49,702,000)
                                                        -------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common shares                                 250,000                        -
    Short-term borrowings                                  10,500,000               24,549,000
    Repayment of long-term debt                                     -              (18,000,000)
                                                        -------------           --------------
            Net cash provided by financing activities      10,750,000                6,549,000
                                                        -------------           --------------

NET INCREASE (DECREASE) IN CASH                               798,000              (32,352,000)

CASH AT BEGINNING OF YEAR                                   3,452,000               36,909,000
                                                        -------------           --------------

CASH AT JUNE 30                                         $   4,250,000           $    4,557,000
                                                        =============           ==============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                         Amount ($)
                                                          ----------------------------------------------------------------------


                                             Number of                        Additional
                                              Common          Common           Paid-in           Treasury          Retained
                                              Shares          Stock            Capital            Stock             Deficit
                                            -----------   -------------    --------------     ------------       -------------

Balances, December 31, 1998                23,704,955    $    240,000      $   69,197,000     $   (592,000)    $  (60,943,000)

Net Loss                                            -               -                   -                -         (9,874,000)

Common shares issued to the ESOP              280,972           3,000             247,000                -                  -
                                           ----------    ------------      --------------     ------------     --------------

Balances, June 30, 1999                    23,985,927    $    243,000      $   69,444,000     $   (592,000)    $  (70,817,000)
                                           ==========    ============      ==============     ============     ==============



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the periods ended June 30, 1999 and 1998. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K. Results for the six months and three months ended June 30, 1998 have been restated to reflect the proper timing of adjustments made during the fourth quarter of 1998 that related to prior quarters in that year.

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

     The Company performs a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. Future cash flows are based upon the Company's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling. The Company recorded an asset impairment for the year ended December 31, 1998 of $20.4 million, primarily due to lower oil and natural gas prices.

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

Note 3 - CASH FLOW INFORMATION

     For purposes of the consolidated statement of cash flows, the Company considers all cash investments purchased with original maturities of three months or less to be cash equivalents. Cash payments for interest totaled $5,868,000 and $5,018,000 during the first six months of 1999 and 1998, respectively. Cash payments for income taxes totaled $0 during the first six months of 1999 and 1998, respectively.

Note 4 - RESTRICTED DEPOSITS

     Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. Through November 30, 1997 the Company funded $900,000 into an escrow account with respect to the West Delta Fields. At that time, the Company completed its obligation for the funding under the West Delta agreement. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2.4 million. In connection with its BP Acquisition, the Company deposited $1.0 million into an escrow account on July 1, 1998. On the first day of each quarter thereafter, the Company deposits $250,000 into the escrow account until the balance in the escrow account reaches $6.5 million.

Note 5 - COMMITMENTS AND CONTINGENCIES

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

Note 6 - LONG-TERM DEBT

     The Company currently has a $20.0 million capital budget for 1999, which is subject to change upon review by management and the board of directors. To date, the majority of this capital budget has either already been expended or committed to by the Company. In conjunction with an amendment to the loan agreement, on April 13, 1999 the borrowing base under the line of credit was reduced to $25.0 million, see "Bank Facility." The amendment provided for $4.0 million reductions in this borrowing base on June 30, 1999 and September 30, 1999. On June 30, 1999 the Bank Facility was again amended to provide for a waiver of the $4.0 million reductions on June 30, 1999 and September 30, 1999. This new amendment provided for reductions of $750,000 per month until such time as the borrowing base was redetermined in accordance with the agreement. This amendment also waived any financial covenant deficiencies for the quarter ended June 30, 1999 and reduced those covenants for the quarter ended September 30, 1999. The financial covenants revert back to those contained in the original agreement for the quarter ending December 31, 1999. The Company believes that the remainder of its 1999 capital budget, principal reductions and other commitments will be funded by its cash flow from operations.

     The loan agreementcontains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, and sale of assets. At June 30, 1999 the Company was in compliance with these. However, the Company has classified this debt as a current liability since it is possible the Company will fail to meet these covenants on or before December 31, 1999. The failure to satisfy these covenants, or any of the other covenants in the Bank Facility would constitute an event of default thereunder and, subject to grace periods, may permit the lenders to accelerate the indebtedness outstanding under the Bank Facility and demand immediate payment thereof. In such event, the Company could be required to sell certain oil and gas assets, sell equity securities or obtain additional bank financing. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. In this situation, if the Company is unable to raise the necessary funds, the Company could become in default on the full amount of its indebtedness, which includes the Senior Notes. The holders of the Senior Notes have acceleration rights, subject to certain grace periods, if the Company is in default under the Bank Facility.

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

Proved developed and undeveloped reserves          Oil            Gas
-----------------------------------------         (Bbls)         (Mcf)
                                                  ------         -----

December 31, 1998                               7,454,000     81,249,000
Extensions and discoveries                      1,768,000     10,176,000
Production                                       (551,000)    (6,304,000)
                                                ---------     ----------
Estimated reserves at June 30, 1999             8,671,000     85,121,000
                                                =========     ==========
     No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since June 30, 1999. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

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

General
-------

     The oil and gas industry has experienced significant volatility in recent years because of the fluctuating relationship of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets. These industry conditions should be considered when this analysis of the Company's operations is read.

Liquidity and Capital Resources
-------------------------------

     The Company currently has a $20.0 million capital budget for 1999, which is subject to change upon review by management and the board of directors. To date, the majority of this capital budget has either already been expended or committed to by the Company. In conjunction with an amendment to the loan agreement, on April 13, 1999 the borrowing base under the line of credit was reduced to $25.0 million, see "Bank Facility." The amendment provided for $4.0 million reductions in this borrowing base on June 30, 1999 and September 30, 1999. On June 30, 1999 the Bank Facility was again amended to provide for a waiver of the $4.0 million reductions on June 30, 1999 and September 30, 1999. This new amendment provided for reductions of $750,000 per month until such time as the borrowing base was redetermined in accordance with the agreement. This amendment also waived any financial covenant deficiencies for the quarter ended June 30, 1999 and reduced those covenants for the quarter ended September 30, 1999. The financial covenants revert back to those contained in the original agreement for the quarter ending December 31, 1999. The Company believes that the remainder of its 1999 capital budget, principal reductions and other commitments will be funded by its cash flow from operations.

     Bank Facility

     On June 30, 1999 the Company amended its reducing, revolving line of credit (the "Bank Facility") which is designed to provide the Company up to $75.0 million depending on the Company's borrowing base, as determined by the lenders. The Company's borrowing base at June 30, 1999 was $24.3 million, with outstanding principal under the revolver of $24.0 million. The principal amount of the loan is due October 22, 2002. However, at no time may the Company have outstanding borrowings in excess of its borrowing base. The third amendment to the Bank Facility requires principal reductions of $750,000 per month until such time as the borrowing base is redetermined in accordance with the agreement. Interest on the loan is computed at the bank's prime rate or at 1.5 to 2.25% (depending upon the percentage of the facility being used) over the applicable London Interbank Offered Rate ("LIBOR") on Eurodollar loans. Eurodollar loans can be for terms of one, two, three or six months and interest on such loans is due at the expiration of the terms of such loans, but no less frequently than every three months. The Bank Facility is collateralized by a first mortgage on the Company's offshore properties. The amendment on June 30, 1999 provides for the establishment of a lockbox and cash collateral account, as described in the agreement, with the administrative agent no later than August 31, 1999.

     The loan agreement contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, a certain tangible net worth, as well as limitations on future debt, guarantees, liens, dividends, mergers, and sale of assets. At June 30, 1999 the Company was in compliance with these. However, the Company has classified this debt as a current liability since it is possible the Company will fail to meet these covenants on or before December 31, 1999. The failure to satisfy these covenants, or any of the other covenants in the Bank Facility would constitute an event of default thereunder and, subject to grace periods, may permit the lenders to accelerate the indebtedness outstanding under the Bank Facility and demand immediate payment thereof. In such event, the Company could be required to sell certain oil and gas assets, sell equity securities or obtain additional bank financing. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. In this situation, if the Company is unable to raise the necessary funds, the Company could become in default on the full amount of its indebtedness, which includes the Senior Notes. The holders of the Senior Notes have acceleration rights, subject to certain grace periods, if the Company is in default under the Bank Facility. Due to the restrictive covenants and borrowing base limitations imposed by the Bank Facility the Company is evaluating several alternative sources of funding to improve its current liquidity and to provide resources for continued reserve growth.

     Property Acquisition

     On May 14, 1998 the Company entered into a definitive agreement with BP Exploration and Oil, Inc. (the "BP Acquisition") to acquire BP's 100% working interest in East Breaks Blocks 165 and 209 and 75% working interest in High Island Block 587. The acquisition was accounted for using the purchase method and closed on May 26, 1998. PANACO became the operator of all three blocks effective June 1, 1998. The Company acquired the properties for $19.6 million in cash. Included in the acquisition is the production platform, located in 863 feet of water in East Breaks Block 165. The Company also acquired 31.72 miles of 12" pipeline, with capacity of over 20,000 barrels of oil per day, which ties the production platform to the High Island Pipeline System, the major oil transportation system in the area. It also acquired 9.3 miles of 12 3/4" pipeline, which ties the production platform to the High Island Offshore System, the major gas transportation system in the area.

     Senior Note offering

     On October 9, 1997, the Company issued $100.0 million principal amount of 10 5/8% Senior Notes due October 1, 2004. Interest on the Notes is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998. Of the $96.2 million net proceeds, $55.5 million was used to repay substantially all of the Company's outstanding indebtedness with the remaining $40.7 million used for capital expenditures and the BP Acquisition.

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

     The Company has hedged a total of 540,000 bbls of oil in 1999 at an average NYMEX West Texas Intermediate equivalent floor price of $15.34 per bbl. The number of hedged bbls per day ranges from 232 to 2,232. Of the oil hedged, 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $19.12 per bbl and another 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $17.50 per bbl. If the NYMEX equivalent prices exceed the cap price for the period in which the Company has a cap price in effect, the Company must pay the difference to the company that effected the swap for the total number of bbls hedged. The Company has hedged 232 Bbls of oil for each day in 2000 at an average price of $17.35 per Bbl.

     Due to an increase in NYMEX future commodity prices since the inception date of the respective hedge agreements, as of June 30, 1999, the fair value of these agreements is a $1.7 million loss.

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

     Restricted deposits

     Pursuant to existing agreements the Company is required to deposit funds in bank trust and escrow accounts to provide a reserve against satisfaction of its eventual responsibility to plug and abandon wells and remove structures when certain fields no longer produce oil and gas. The Company has entered into an escrow agreement with Amoco Production Company under which the Company deposits, for the life of the fields, in a bank escrow account ten percent (10%) of the net cash flow, as defined in the agreement, from the Amoco properties. The Company has established the "PANACO East Breaks 110 Platform Trust" in favor of the Minerals Management Service of the U.S. Department of the Interior. This trust required an initial funding of $846,720 in December 1996, and remaining deposits of $244,320 due at the end of each quarter in 1999 and $144,000 due at the end of each quarter in 2000 for a total of $2.4 million. In connection with the BP Acquisition, the Company deposited $1.0 million into an escrow account on

July 1, 1998. On the first day of each quarter thereafter, the Company deposits $250,000 into the escrow account until the balance in the escrow account reaches $6.5 million. In addition, the Company has $9.3 million in surety bonds to secure its plugging and abandonment operations.

     Capital expenditures

     Capital expenditures totaled $14.5 million for the first six months of 1999, which represents a 71% decrease from the $49.6 capital expenditures incurred in the comparable period of 1998. The capital expenditures incurred in 1999 were primarily for the development of the East Breaks 165 Field, which was acquired in May 1998, and property acquisition and well costs incurred in the Price Lake Field (Stallion prospect) and North Cowards Gully Field. These expenditures were funded with cash flows from operations and borrowings under the Bank Facility, accounting for the $10.5 million increase in debt outstanding at June 30, 1999. The decrease in capital expenditures is primarily due to the decrease in availability of capital resources from lower commodity prices. The Company's total capital budget for 1999 is $20.0 million, the majority of which has already been expended or committed to spend.

Results of Operations
---------------------

For the six months ended June 30, 1999 and 1998:
------------------------------------------------

     "Oil and natural gas sales" decreased 19% for the first six months of 1999 due to the combination of a 14% decrease in total production and a 5% decrease in total oil and natural gas sales prices. Natural gas production decreased 32% in 1999 while oil production increased 71%.

     PRODUCTION. Natural gas production decreased 32%, to 6.3 billion cubic feet ("Bcf") in 1999, from 9.3 Bcf in 1998. The shut in of the West Delta Fields and reduced production from the High Island 309 Fields accounted for the largest part of the decreases. Production from the High Island 309 Fields decreased from
4.2 Bcf in 1998 to 1.8 Bcf in 1999 due to repair work being done on the production facilities in the first quarter of 1999 while the remainder of the reduction was due to natural production declines. The West Delta Fields produced
1.8 Bcf of natural gas in 1998 versus .7 Bcf in 1999 for the most part due to production being shut in while Tennessee Gas Pipeline repairs were being made. The BP acquisition in May 1998 added 1.0 Bcf of production in 1999, which offset part of the overall decreased production.

     Oil production increased 71% in 1999 to 551,000 barrels, from 322,000 barrels in 1998. The primary factor in the increased oil production was the acquisition of the East Breaks 165 Field in May 1998, which is primarily an oil field.

     PRICES. Average natural gas prices, including the impacts of hedging transactions, decreased 11% in 1999, from $2.07 per Mcf in 1998 to $1.84 in 1999. The Company's natural gas hedge program had the effect of decreasing the natural gas price realized by $0.04 per Mcf during 1999 and $0.01 per Mcf during 1998. The Company has natural gas hedged in quantities ranging from 7,300 to 37,300 MMbtu per day in each month in 1999 for a total of 8,770,000 MMbtu, at pipeline prices averaging approximately $1.99 per MMbtu, for a NYMEX equivalent of approximately $2.14 per MMbtu.

     Average oil prices, including the impacts of hedging transactions, decreased 6%, to $14.78 per barrel, from $15.71 per barrel in 1998. The 1999 oil hedge program had the effect of increasing the average net oil price realized by $0.18 per barrel. The Company has hedged a total of 540,000 bbls of oil in 1999 at an average NYMEX West Texas Intermediate equivalent floor price of $15.34 per bbl. The number of hedged bbls per day ranges from 232 to 2,232. Of the oil hedged, 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $19.12 per bbl and another 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $17.50 per bbl. If the NYMEX equivalent prices exceed the cap price for the period in which the Company has a cap price in effect, the Company must pay the difference to the company that effected the swap for the total number of bbls hedged.

     "Lease operating expense" increased to 43% of oil and natural gas sales, from 36% in 1998. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased from $0.77 in 1998 to $0.87 in 1999. These increases are primarily due to the decreases in production discussed above.

     "Depletion, depreciation and amortization" decreased $3.6 million in large part due to a lower unit of production cost in 1999, in conjunction with a decrease in production. The amount per Mcfe decreased from $1.42 in 1998 to $1.28 in 1999.

     "General and administrative expense" decreased $322,000 in 1999 primarily due to a reduced provision for bad debts and cost savings from a consolidation of offices in 1998, offset somewhat by an increase in outside legal fees incurred in connection with various corporate legal matters during the first quarter of 1999. The Company resolved several of these matters during the second quarter and anticipates a reduction in these fees for the remainder of 1999.

     "Exploratory dry hole expense" decreased $4.1 million in 1999 as a result of the Company's limited exploratory well participation in 1999. While the Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value, the amount budgeted for 1999 is significantly less than that incurred during 1998.

     "Geological and geophysical expense" decreased in 1999 as a result of reduced seismic acquisition costs and lower salaries and contract labor expenses.

     "Interest income" decreased primarily due to a decrease in cash on hand in 1999 versus the comparable period of 1998. The interest income earned in 1998 related to the excess proceeds from the Company's Senior Note offering completed in October 1997. These excess proceeds were utilized in May 1998 for the BP Acquisition.

     "Income tax benefit" decreased in 1999 due to the complete elimination of a deferred income tax liability recorded in connection with an acquisition in 1997. The Company has not recorded a deferred income tax asset to date based on uncertainty regarding its utilization of over $40.2 million net operating loss carryforwards.

For the three months ended June 30, 1999 and 1998:
--------------------------------------------------

     "Oil and natural gas sales" decreased 22% for the second quarter of 1999 primarily due to a 25% decrease in total production. Natural gas production decreased 42% in 1999 while oil production increased 40%.

     PRODUCTION.  Natural gas production decreased 42%, to 2.9 Bcf in 1999, from
5.1 Bcf in 1998. The declines in production from the West Delta Fields and High Island 309 Fields accounted for the largest part of the decreases. Production from the High Island 309 Fields was lower during the second quarter of 1999 primarily due to natural production declines. Natural gas production from the High Island 309 Fields decreased from 2.0 Bcf in 1998 to .9 Bcf in 1999. The

West Delta Fields produced .9 Bcf of natural gas in 1998 versus .3 Bcf in 1999. The BP Acquisition in May 1998 added 429,000 Mcf of production in 1999, offsetting part of the decreased production.

     Oil production increased 40% in 1999 to 289,000 barrels, from 206,000 barrels in 1998. The primary factor in the increased oil production was the acquisition of the East Breaks 165 Field in May 1998, which is primarily an oil field.

    PRICES. Average natural gas prices, including the impacts of hedging transactions, decreased 7% in 1999, from $2.06 per Mcf in 1998 to $1.92 in 1999. The Company's natural gas hedge program had the effect of decreasing the natural gas price realized by $0.14 and $0.06 per Mcf during the second quarters of 1999 and 1998, respectively. The Company has natural gas hedged in quantities ranging from 7,300 to 37,300 MMbtu per day in each month in 1999 for a total of 8,770,000 MMbtu, at pipeline prices averaging approximately $1.99 per MMbtu, for a NYMEX equivalent of approximately $2.14 per MMbtu.

     Average oil prices, including the impacts of hedging transactions, increased 11%, to $17.06 per barrel, from $15.32 per barrel in 1998. The 1999 oil hedge program had the effect of increasing the average net oil price realized by $0.20 per barrel. The 1998 oil hedge program increased the average realized oil price per barrel by $2.30. The Company hedged a total of 540,000 bbls of oil in 1999 at an average NYMEX West Texas Intermediate equivalent floor price of $15.34 per bbl. The number of hedged bbls per day ranges from 232 to 2,232. Of the oil hedged, 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $19.12 per bbl and another 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $17.50 per bbl. If the NYMEX equivalent prices exceed the cap price for the period in which the Company has a cap price in effect, the Company must pay the difference to the company that effected the swap for the total number of bbls hedged.

     "Lease operating expense" increased to 40% of oil and natural gas sales, from 34% in 1998. On an Mcfe basis, lease operating expenses also increased from $0.73 in 1998 to $0.92 in 1999. These increases are primarily due to the decreases in production discussed above.

     "Depletion, depreciation and amortization" decreased $3.2 million in large part due to a lower unit of production cost in the second quarter of 1999, in conjunction with a decrease in production. The amount per Mcfe decreased from $1.42 in 1998 to $1.22 in 1999.

     "Exploratory dry hole expense" decreased $2.6 million in 1999 as a result of the Company's limited exploratory well participation in 1999. While the Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value, the amount budgeted for 1999 is significantly less than that incurred during 1998.

     "Geological and geophysical expense" decreased in 1999 as a result of reduced seismic acquisition costs and lower salaries and contract labor expenses.

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

     Current Status

     As of August 1999, the Company's Year 2000 assessment is not complete. An inventory of computing, communications and facility systems has been prepared and validated. Significant third-party suppliers and customers have also been identified for validation.

     The Company has substantially completed the inventory for both its IT and non-IT systems. The Y2K Program calls for the completion of all phases for both IT and non-IT systems by year-end 1999.

     The Company is also performing a review of significant third party suppliers, customers and purchasers and, where available, is surveying the public Year 2000 statements issued by them. Additionally, it has sent questionnaires to certain third party suppliers and customers requesting information regarding their vulnerability to Year 2000 issues. The Company intends to pursue appropriate responses to these inquiries and evaluate the responses it receives to determine if alternate business actions will be necessary. Management expects to complete the third party assessment phase by August 31, 1999, at which time contingency plans will be developed.

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

     The Company is not presently aware of any vendor related Year 2000 issue that is likely to result in any disruption of this type. Although there is inherent uncertainty in the Year 2000 issue, the Company expects that as it progresses in its Y2K Program, the level of uncertainty about the impact of the Year 2000 issue will be reduced significantly.

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

Changes in Accounting Principles
--------------------------------

     Accounting for Derivatives

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," provides guidance for accounting for derivative instruments and hedging activities. In July 1999, SFAS No. 137 "Deferring Statement 133's Effective Date," was issued which delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company has not yet completed an evaluation of the impact of the provisions of SFAS No. 133.

     Other Contingencies

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

PART II                          OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 27, 1999, the Company held its 1999 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of security holders. Such matters were submitted to the security holders through the solicitation of proxies.

     1. Election of Class I Directors.

     The following persons were elected to serve on the Board of Directors until the 2000 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:


Name                                For            Against            Abstain
----                                ---            -------            -------

A. Theodore Stautberg, Jr.       17,742,925        495,984               0

Felix Pardo                      17,743,418        495,491               0

     2. Shareholders were requested to vote on a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $0.01, from 40 million shares to 100 million shares. In order to be adopted, such proposal required an affirmative vote of two-thirds of the outstanding share (15,990,618 shares). Such amendment was approved by the shareholders. Such proposal received 17,038,099 votes in favor, 1,096,681 votes against, and 104,129 abstained or withheld authority to vote.

     3. Shareholders were requested to vote on a proposal to amend the Company's Certificate of Incorporation and By-Laws to allow stockholders owning 25% or more of the outstanding shares of common stock to call (i) a special meeting of the stockholders, or (ii) an annual meeting of the stockholders if such annual meeting has not been called by June 1 of any year. In order to be adopted, such proposal required an affirmative vote of 80% of the outstanding shares (19,188,742 shares). Such amendment was rejected by the shareholders. Such proposal received 8,286,762 votes in favor, 2,029,500 votes against, and 7,922,647 abstained or withheld authority to vote.

     4. Shareholders were requested to vote on a proposal to amend the Company's Certificate of Incorporation and Bylaws to eliminate the classification of directors. Such amendment was rejected by the shareholders. In order to be adopted, such proposal required an affirmative vote of two-thirds of the outstanding shares (15,990,618 shares). Such proposal received 8,293,657 votes in favor, 1,988,475 votes against, and 7,956,777 abstained or withheld authority to vote.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27            Financial Data Schedule


               10.24 Third Amendment to Amended and Restated Credit Agreement Dated June 30, 1999

         (b)   Reports on Form 8-K

               None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, Inc.

Date:       August 13, 1999              /s/ Todd R. Bart
        ------------------------         -------------------------------------
                                         Todd R. Bart, Chief Financial Officer

EXHIBIT 10.24

            THIRD AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


     THIS THIRD AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") dated as of June 30, 1999 is among: PANACO, INC., a Delaware corporation (the "Borrower"); each of the Lenders (as defined in the Credit Agreement as hereinafter defined) that is a signatory hereto; FIRST UNION NATIONAL BANK, a national banking association (in its individual capacity, "First Union"), as agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent"); and PARIBAS as Documentation Agent.

                                 R E C I T A L S
                                 ---------------

     A. The Borrower, the Administrative Agent, the Documentation Agent and the Lenders have entered into that certain Amended and Restated Credit Agreement dated as of October 9, 1997 as amended by First Amendment to Credit Agreement dated as of December 11, 1998 and Second Amendment to Amended and Restated Credit Agreement dated as of March 31, 1999 (as amended, the "Credit Agreement"), pursuant to which the Lenders have agreed to make certain loans and extensions of credit to the Borrower upon the terms and conditions as provided therein.

     B. The Borrower has requested the Lenders to amend the Credit Agreement to change the reductions of the Borrowing Base.

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

     2. Section 1.02 of the Credit Agreement is hereby supplemented, where alphabetically appropriate, with the addition of the following definitions:

           "Third Amendment" shall mean that certain Third Amendment to Amended and Restated Credit Agreement dated as of June 30, 1999 among the Borrower, the Lenders, the Administrative Agent and the Documentation Agent.

     3. The automatic reductions of the Borrowing Base to occur on June 30, 1999 and September 30, 1999 as set forth in Section 4 of the Second Amendment are hereby canceled. The Borrower and the Lenders hereby agree that the Borrowing Base shall automatically reduce on the last day of each month by $750,000 commencing on June 30, 1999 and on each successive last day of each calendar month thereafter until the Borrowing Base is redetermined in accordance with the Credit Agreement. If on the last day of any month after giving effect to the automatic reduction setforth in this Section the reduced Borrowing Base is less than the aggregate outstanding principal amount of the Loans plus the LC Exposure, the Borrower shall prepay such deficiency on such date.

     4. Section 2.07(b) of the Credit Agreement is hereby amended to read as follows:

     "(b) Upon any redetermination of the amount of the Borrowing Base in accordance with Section 2.08, if the redetermined Borrowing Base is less than the aggregate outstanding principal amount of the Loans plus the LC Exposure, the Borrower shall upon notice thereof prepay the Loans in an aggregate principal amount equal to such excess within 30 days of receipt of written notice thereof and if a Borrowing Base deficiency remains after prepaying all of the Loans because of LC Exposure, pay to the Administrative Agent on behalf of the Lenders an amount equal to such Borrowing Base deficiency to be held as cash collateral as provided in Section 2.10(b) hereof."

      5. The Credit Agreement is hereby amended by adding the following Section 8.11:

     "Section 8.11 Cash Collateral Account Agreement. On or before August 31, 1999, the Borrower shall enter into a lock box arrangement including a cash collateral account agreement (collectively, the "Cash Collateral Account Agreement") with the Administrative Agent in form and substance acceptable to the Administrative Agent and shall have notified the respective purchasers of the Borrower's and its Subsidiaries' Hydrocarbons to direct all proceeds arising from the sale of the Borrower's and its Subsidiaries' Hydrocarbons to be transferred by check or wire transfer to the account set forth in the Cash Collateral Account Agreement. Promptly, each time after the Borrower or a Subsidiary confirms a sale or enters into a contract in connection with its Hydrocarbons, the Borrower shall provide for the the dircetion of proceeds as required by the previous sentence and send to the Administrative Agent a copy of such confirmation or contract. The Cash Collateral Account Agreement and the Liens and security interests established in such Cash Collateral Account Agreement will continue until all the Indebtedness under this Agreement is paid in full and this Agreement is terminated."

     6. The Lenders hereby agree to waive any default of Sections 9.13 and 9.14 for the fiscal quarter ending June 30, 1999 only and to waive any default of
Section 9.12 for the period commencing on June 30, 1999 and ending on September 29, 1999.

     7. Sections 9.12, 9.13 and 9.14 of the Credit Agreement are hereby amended to read as follows:

     "Section 9.12 CURRENT RATIO. The Borrower will not permit its Current Ratio as of the end of any fiscal quarter of the Borrower to be less than 0.75 to 1.0 at September 30, 1999 and 1.0 to 1.0 at the end of any fiscal quarter thereafter. As used in this Section 9.12, "CURRENT RATIO" shall mean, as of any time, the ratio of (i) current assets at such time, plus unused availability under the Aggregate Commitments, minus the sum of (A) prepaid expenses at such time, (B) advance payments on wells at such time, and (C) the aggregate book value of all of the Borrower's assets held for sale and classified as a current asset on the Borrower's balance sheet, to (ii) current liabilities at such time, minus current maturities on the Notes at such time.

     Section 9.13 TANGIBLE NET WORTH. The Borrower will not permit its Tangible Net Worth as of the end of any fiscal quarter of the Borrower to be less than a negative $7,500,000 at September 30, 1999 and at the end of any fiscal quarter thereafter less than an amount equal to 85% of Tangible Net Worth as March 31, 1999 plus 85% of the Borrower's Net Income (only if positive) for each fiscal quarter of the Borrower after December 31, 1998, plus 75% of the net proceeds of any new issuance of capital stock or other equity securities of the Borrower issued after March 31, 1999.

     Section 9.14 INTEREST COVERAGE RATIO. The Borrower will not permit its Interest Coverage Ratio as of the end of any fiscal quarter of the Borrower (calculated quarterly as of the last day of each fiscal quarter) to be less than
(i) 1.5 to 1.0 for the fiscal  quarter ended  September 30, 1999 and (ii) 2.5 to
1.0 for any fiscal quarter thereafter. For the purposes of this Section 9.14, "Interest Coverage Ratio" shall mean the ratio of (i) EBITDA for the four fiscal quarters ending on such date to (ii) cash interest payments made for such four fiscal quarters of the Borrower and its Consolidated Subsidiaries.

     8. This Amendment shall become binding on the Lenders when, and only when, the following conditions shall have been satisfied and the Administrative Agent shall have received each of the following, as applicable, in form and substance satisfactory to the Administrative Agent or its counsel:

     (a) counterparts of this Amendment and the Ratification attached hereto executed by the Borrower, the Guarantors and the Lenders; and

     (b)  such other documents as it or its counsel may reasonably request.

     9. The parties hereto hereby acknowledge and agree that, except as specifically supplemented and amended, changed or modified hereby, the Credit Agreement shall remain in full force and effect in accordance with its terms.

     10. The Borrower hereby reaffirms that as of the date of this Amendment, the representations and warranties contained in Article VII of the Credit Agreement, as amended by this Amendment, are true and correct on the date hereof as though made on and as of the date of this Amendment, except as such representations and warranties are expressly limited to an earlier date.

     11. THIS AMENDMENT (INCLUDING, BUT NOT LIMITED TO, THE VALIDITY AND ENFORCEABILITY HEREOF) SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS, OTHER THAN THE CONFLICT OF LAWS RULES THEREOF.

     12. This Amendment may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.





                         [SIGNATURES BEGIN NEXT PAGE]

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the date first above written.


BORROWER:                                      PANACO, INC.
---------



                                               By:--------------------------
                                               Name:
                                               Title:

LENDER AND ADMINISTRATIVE AGENT:               FIRST UNION NATIONAL BANK
--------------------------------



                                               By:--------------------------
                                               Name:
                                               Title:


LENDER AND DOCUMENTATION AGENT:                PARIBAS
-------------------------------



                                               By:--------------------------
                                               Name:
                                               Title:



                                               By:--------------------------
                                               Name:
                                               Title:

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




                                              By:--------------------------
                                              Name:
                                              Title:



                                              GOLDKING ACQUISITION CORP.




                                               By:--------------------------
                                               Name:
                                               Title: