Form 10-Q
period 1999-09-30
PANACO INC
filed 1999-11-15
CIK 882074

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

                For the quarterly period ended September 30, 1999




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


     23,985,927 shares of the registrant's $.01 par value Common Stock were outstanding on September 30, 1999.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                     ASSETS


                                                           As of                      As of
                                                      September 30, 1999         December 31, 1998
                                                      ------------------         -----------------

 CURRENT ASSETS
      Cash and cash equivalents                         $    5,692,000             $    3,452,000
      Accounts receivable                                    9,321,000                  8,332,000
      Accounts receivable-employee                              14,000                     18,000
      Prepaid and other                                        495,000                    268,000
                                                         -------------             --------------

         Total current assets                               15,522,000                 12,070,000
                                                         -------------             --------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
      Oil and gas properties, proved                       254,450,000                238,377,000
      Oil and gas properties, unproved                      15,598,000                 15,128,000
      Less accumulated depletion, depreciation,
         and amortization                                 (174,460,000)              (152,782,000)
                                                          ------------              -------------

         Net oil and gas properties                         95,588,000                100,723,000
                                                          ------------              -------------

 PIPELINES AND EQUIPMENT
      Pipelines and equipment                               26,300,000                 26,252,000
      Less accumulated depreciation                         (5,402,000)                (3,415,000)
                                                          ------------              -------------
         Net pipelines and equipment                        20,898,000                 22,837,000
                                                          ------------              -------------

 OTHER ASSETS
      Deferred debt costs, net                               4,623,000                  3,359,000
      Employee note receivable                                 300,000                    300,000
      Restricted deposits and other                          5,122,000                  4,083,000
                                                          ------------              -------------
         Total other assets                                 10,045,000                  7,742,000
                                                          ------------              -------------

  TOTAL ASSETS                                          $  142,053,000             $  143,372,000
                                                          ============              =============






         The accompanying notes are in integral part of this statement.




                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        As of                        As of
                                                  September 30, 1999           December 31, 1998
                                                  ------------------           -----------------

 CURRENT LIABILITIES

 Accounts payable                                   $     23,309,000            $     16,976,000
 Interest payable                                                  -                   2,745,000
 Revolving credit facility                                         -                  13,500,000
                                                      --------------               -------------

 Total current liabilities                                23,309,000                  33,221,000
                                                      --------------              --------------

 LONG-TERM DEBT                                          131,329,000                 102,249,000



 STOCKHOLDERS' EQUITY
      Preferred Shares, $.01 par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                                -                           -
      Common Shares, $.01 par value,
      100,000,000 shares authorized;
      23,985,927 and 23,704,955 shares
      issued and outstanding, respectively                   243,000                     240,000
      Additional paid-in capital                          69,444,000                  69,197,000
      Treasury stock, held at cost                          (592,000)                   (592,000)
      Accumulated deficit                                (81,680,000)                (60,943,000)
                                                       -------------              --------------
         Total stockholders' equity (deficit)            (12,585,000)                  7,902,000
                                                       -------------              --------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    142,053,000            $    143,372,000
                                                      ==============              ==============
 COMMITMENTS AND CONTINGENCIES



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                     For the Nine Months Ended September 30,
                                   (Unaudited)




                                                                             1999                     1998
                                                                       ---------------          ---------------


 REVENUES
      Oil and natural gas sales                                        $    29,950,000          $    38,456,000

 COSTS AND EXPENSES
      Lease operating expense                                               12,382,000               13,287,000
      Depletion, depreciation & amortization                                18,492,000               24,936,000
      General and administrative expense                                     2,759,000                3,040,000
      Office consolidation and severance expense                                     -                  987,000
      Production and ad valorem taxes                                          654,000                  866,000
      Exploratory dry hole expense                                             942,000                5,798,000
      Impairment of oil and gas properties                                   5,693,000                1,621,000
      Geological and geophysical expense                                       963,000                1,296,000
                                                                        --------------           --------------
         Total                                                              41,885,000               51,831,000
                                                                        --------------           --------------

 OPERATING LOSS                                                            (11,935,000)             (13,375,000)
                                                                        --------------           --------------

 OTHER INCOME (EXPENSE)
      Interest income                                                           78,000                   790,000
      Interest expense                                                      (8,748,000)               (7,614,000)
                                                                        --------------            --------------
         Total                                                              (8,670,000)               (6,824,000)
                                                                        --------------            --------------

 LOSS BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                                               (20,605,000)              (20,199,000)

 INCOME TAX (BENEFIT)                                                                -                (3,100,000)
                                                                        --------------            --------------

 LOSS BEFORE EXTRAORDINARY ITEM                                            (20,605,000)              (17,099,000)

 EXTRAORDINARY ITEM-Loss on early retirement of debt                          (132,000)                        -
                                                                        --------------            --------------
 NET LOSS                                                               $  (20,737,000)           $  (17,099,000)
                                                                        ==============            ==============

 Loss per share before extraordinary item                               $        (0.86)           $        (0.71)
 Extraordinary item                                                              (0.01)                        -
                                                                        --------------             -------------
 Net loss per share                                                     $        (0.87)           $        (0.71)
                                                                        ==============             =============

 Basic Shares Outstanding                                                   23,925,204                23,942,161
                                                                        ==============             =============
 Diluted Shares Outstanding                                                 23,925,204                23,942,161
                                                                        ==============             =============



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                 Consolidated Statements of Income (Operations)
                    For the Three Months Ended September 30,
                                   (Unaudited)


                                                                        1999                     1998
                                                                   -------------            -------------

 REVENUES
      Oil and natural gas sales                                   $   10,178,000           $   14,128,000
 COSTS AND EXPENSES
      Lease operating expense                                          3,978,000                4,639,000
      Depletion, depreciation & amortization                           6,152,000                8,988,000
      General and administrative expense                               1,019,000                  977,000
      Office consolidation and severance expense                               -                  987,000
      Production and ad valorem taxes                                    283,000                  470,000
      Exploratory dry hole expense                                        98,000                  876,000
      Impairment of oil and gas properties                             5,693,000                  558,000
      Geological and geophysical expense                                 398,000                  502,000
                                                                     -----------              -----------
         Total                                                        17,621,000               17,997,000
                                                                     -----------              -----------

 OPERATING LOSS                                                       (7,443,000)              (3,869,000)
                                                                     -----------              -----------

 OTHER INCOME (EXPENSE)
      Interest income                                                     43,000                   39,000
      Interest expense                                                (3,331,000)              (2,655,000)
                                                                     -----------               ----------
         Total                                                        (3,288,000)              (2,616,000)
                                                                     -----------               ----------

 LOSS BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                                         (10,731,000)              (6,485,000)

 INCOME TAX (BENEFIT)                                                          -                  398,000
                                                                     -----------               ----------
 LOSS BEFORE EXTRAORDINARY ITEM                                      (10,731,000)              (6,883,000)

 EXTRAORDINARY ITEM-Loss on early retirement of debt                    (132,000)                       -
                                                                     -----------               ----------

 NET LOSS                                                          $ (10,863,000)           $  (6,883,000)
                                                                     ===========               ==========

 Loss per share before extraordinary item                          $       (0.44)           $       (0.29)
 Extraordinary item                                                        (0.01)                       -
                                                                     -----------               ----------
 Net loss per share                                                $       (0.45)           $       (0.29)
                                                                     ===========               ==========

 Basic Shares Outstanding                                             23,985,927               23,947,367
                                                                     ===========               ==========
 Diluted Shares Outstanding                                           23,985,927               23,947,367
                                                                     ===========               ==========


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statement of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                        1999                     1998
                                                                   -------------            -------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                      $(20,737,000)            $(17,099,000)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depletion, depreciation and amortization                     18,492,000               24,936,000
         Impairment of oil and gas properties                          5,693,000                1,621,000
         Exploratory dry hole expense                                    942,000                5,798,000
         Deferred income tax benefit                                           -               (3,100,000)

         Office consolidation and severance expense                            -                  987,000
         Extraordinary item-loss on early retirement of debt             132,000                        -
         Other, net                                                       36,000               (1,331,000)
         Changes in liabilities:
             Accounts receivable                                        (989,000)              (1,296,000)
             Prepaid and other                                          (227,000)                 266,000
             Accounts payable                                          6,333,000               (5,002,000)
             Interest payable                                         (2,745,000)               2,964,000
                                                                      ----------              -----------
                       Net cash provided by operating activities       6,930,000                8,744,000
                                                                      ----------              -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of oil and gas properties                                  378,000                   23,000
         Capital expenditures and acquisitions                       (17,911,000)             (54,830,000)
         Increase in restricted deposits                              (1,250,000)              (1,178,000)
                                                                      ----------               ----------
                        Net cash used by investing activities        (18,783,000)             (55,985,000)
                                                                      ----------               ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common shares                                       250,000                        -
         Short-term borrowings                                        39,580,000               36,549,000
         Repayment of long-term debt                                 (24,000,000)             (23,000,000)
         Additional deferred financing costs                          (1,737,000)                       -
                                                                      ----------               ----------
                        Net cash provided by financing activities     14,093,000               13,549,000
                                                                      ----------               ----------

 NET INCREASE (DECREASE) IN CASH                                       2,240,000              (33,692,000)

 CASH AT BEGINNING OF YEAR                                             3,452,000               36,909,000
                                                                      ----------               ----------

 CASH AT SEPTEMBER 30                                                $ 5,692,000              $ 3,217,000
                                                                      ==========               ==========



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                           Amount ($)
                                   -----------------------------------------------------------------------------
                                   Number of                      Additional
                                    Common          Common         Paid-in            Treasury        Accumulated
                                    Shares          Stock          Capital             Stock            Deficit
                                   --------         ------        ---------           --------        -----------

Balances, December 31, 1998        23,704,955     $  240,000     $ 69,197,000       $ (592,000)      $(60,943,000)

Net Loss                                    -              -                -                -        (20,737,000)

Common shares issued to the ESOP      280,972          3,000          247,000                -                  -

                                   ----------      ---------      -----------         --------        -----------
Balances, September 30, 1999       23,985,927     $  243,000     $ 69,444,000       $ (592,000)      $(81,680,000)
                                   ==========      =========      ===========         ========        ===========




         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1 - BASIS OF  PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the periods ended September 30, 1999 and 1998. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K. Results for the nine months and three months ended September 30, 1998 have been restated to reflect the proper timing of adjustments made during the fourth quarter of 1998 that related to prior quarters in that year.

Note 2 - OIL AND GAS PROPERTIES AND PIPELINES AND EQUIPMENT

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Non-drilling exploratory costs including geological and geophysical costs and rentals are expensed. Unproved leaseholds with significant acquisition costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Unproved leaseholds whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to ultimately prove nonproductive, based on experience, are amortized over an average holding period. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds. Provision for depreciation and depletion is determined on a depletable unit basis using the unit-of-production method. Estimated future abandonment costs are recorded by charges to depreciation and depletion expense over the lives of the proved reserves of the properties.

     The Company performs a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. Future cash flows are based upon the Company's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling. The Company recorded an asset impairment for the year ended December 31, 1998 of $20.4 million, primarily due to lower oil and natural gas prices. An additional impairment was recorded during the third quarter of 1999 on the Company's unproved properties. The impairment totaled $5.7 million and was recorded to reflect the lack of planned drilling activity on those properties with associated unproved costs. The

Company has an extensive drilling program planned through the end of 2000; however, the projects identified to begin over the next 15 months do not include those properties upon which an impairment was recorded.

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

Note 3 - CASH FLOW INFORMATION

     For purposes of the consolidated statement of cash flows, the Company considers all cash investments purchased with original maturities of three months or less to be cash equivalents. Cash payments for interest totaled $11,963,000 and $9,920,000 during the first nine months of 1999 and 1998, respectively. Cash payments for income taxes totaled $0 during the first nine months of 1999 and 1998, respectively.

 Note 4 - PER SHARE AMOUNTS

     The Company currently has 1,150,000 stock options outstanding at September 30, 1999 that are excluded from per share calculations in 1999 and 1998, as they are anti-dilutive. The options were issued in 1997 to officers and directors at an exercise price of $4.45 per share and expire June 2000.

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

Note 6 - COMMITMENTS AND CONTINGENCIES

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

     An action was filed against the Company, Exxon Pipeline Company ("Exxon"), National Energy Group, Inc. ("NEG"), Mendoza Marine, Inc., Shell Western Exploration & Production, Inc. ("Shell") and the Louisiana Department of
Transportation and Development. The petition was filed in August 1998, and alleges that, in 1997 and perhaps earlier, leaks from a buried crude oil pipeline contaminated the plaintiff's property.

     Pursuant to the purchase and sale agreement between the Company and NEG, NEG is required to indemnify the Company from any damages attributable to NEG's operations on the property after the sale. However, NEG is in Chapter 11 bankruptcy proceedings, and so any action by the Company to assert its indemnity rights against NEG is currently stayed. Counsel for the Company have prepared and may file a motion to lift the stay so that the Company may assert its indemnification rights against NEG. But even if the Company is successful in proving its right to indemnity, NEG's judgementworthiness is questionable because of the bankruptcy.

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

Note 7 - LONG-TERM DEBT

     The  Company's  source of  short-term  borrowings  for working  capital and general corporate purposes is its revolving credit facility (the "Bank Facility"). The Bank Facility has a first mortgage on substantially all of its oil and gas assets and has a borrowing base determined by the future estimated discounted cash flows from those assets. Through September 30, 1999 this facility was provided by First Union National Bank ("First Union"), as Agent and Paribas. The First Union Bank Facility was based primarily on the proved developed producing value only of the Company's reserves and had a borrowing base at September 30, 1999 of $21 million, subject to a review of its reserves as of July 1, 1999. The First Union Bank Facility contained restrictive covenants that management believed the Company would violate during the succeeding year. With the probability that the covenants would be violated and the inability to immediately repay the balance of the Bank Facility were the banks to require it, the Company classified the amounts outstanding under the previous Bank Facility as current. The borrowing base under the First Union Bank Facility also prohibited the Company from developing its properties, thereby increasing its production and reserves.

     Effective September 30, 1999 the Company replaced the First Union Bank Facility with a new $60 million Bank Facility, provided by Foothill Capital Corporation, as Agent for the lenders. This new Bank Facility provides a larger borrowing base by including more of the proved non-producing and proved undeveloped reserve categories in the borrowing base. The new borrowing base at September 30 was $49 million, with availability of $20 million. The covenants are also less restrictive in the new Bank Facility under which the Company believes it will maintain compliance with throughout the term of the facility.

     The principal amount of the loan is due September 30, 2001, with an option to extend the term for two additional six-month periods. At no time may the Company have outstanding borrowings in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate up to the prime rate plus 0.5 to 3.0% (depending upon the percentage of the facility being used). The Bank Facility provides for the establishment of a cash collateral account, as described in the agreement, with the Agent. The cash collateral account provides for reductions of the line as cash is received in the account from the Company's deposits under certain conditions provided in the agreement.

     The Bank Facility contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, capital expenditure limitations and certain minimum and maximum levels of hedging activity. The agreement also provides certain limitations on future debt, guarantees, liens, dividends, mergers, and sale of assets. The Company has classified this debt as long term as it is currently in compliance with the terms of the Bank Facility and it is probable that it will remain in compliance with all of the covenants throughout the term of the facility. The failure to satisfy these covenants, or any of the other covenants in the Bank Facility would constitute an event of default thereunder and may permit the lenders to accelerate the indebtedness outstanding under the Bank Facility and demand immediate payment thereof. In such event, the Company could be required to sell certain oil and gas assets, sell equity securities or obtain additional bank financing. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. In this situation, if the Company is unable to raise the necessary funds, the Company could become in default on the full amount of its indebtedness, which includes the Senior Notes. The holders of the Senior Notes have acceleration rights, subject to certain grace periods, if the Company is in default under the Bank Facility. Due to the restrictive covenants and borrowing base limitations imposed by the Bank Facility the Company is evaluating several alternative sources of funding to improve its current liquidity and to provide resources for continued reserve growth.

Note 8 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCTING ACTIVITIES

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

Proved developed and undeveloped reserves          Oil             Gas
-----------------------------------------         (Bbls)          (Mcf)
                                                  ------          -----
December 31, 1998                               7,454,000       81,249,000
Extensions and discoveries                      1,768,000       10,176,000
Production                                       (863,000)      (8,383,000)
                                                ---------       ----------
Estimated reserves at September 30, 1999        8,359,000       83,042,000
                                                =========       ==========

     No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves since September 30, 1999. The Company does not have proved reserves applicable to long-term supply agreements with governments or authorities. All proved reserves are located in the United States.

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

     In September 1999 the Company received notification that shares of its common stock would no longer be listed on the NASDAQ market due to its inability to meet continued listing requirements. This may reduce the Company's visibility and volume of its stock that is traded, however, since notification the Company's common stock has continued to be actively traded on the OTC Bulletin Board.

Liquidity and Capital Resources

     The Company's board of directors approved a $35 million capital budget for 1999 subject to regular review by management and the board. The Company estimates that it will spend $25 million, excluding acquisitions, in 1999 primarily on the development of its oil and gas properties. A limited amount of its capital budget will be spent on exploratory projects. The capital budget will be funded by cash flows from operations and borrowings under its new line of credit, see "Bank Facility." The Company estimates that its capital budget for 2000, excluding acquisitions will be $25 million, the majority of which will be funded from cash flows from operations.

     The Company's working capital improved approximately $1.5 million from June 30, 1999 primarily due to improved product prices and reduced capital expenditures during the third quarter of 1999. The Company expects it to continue to improve during the remainder of 1999. The Company's new Bank

Facility provides an availability of $20 million at September 30, 1999, allowing it to keep a minimum amount of cash on hand. The Company maintains a policy of keeping a limited amount of cash on hand in order to reduce its interest costs.

Bank Facility

     The Company's source of short-term borrowings for working capital and general corporate purposes is its Bank Facility. The Bank Facility has a first mortgage on substantially all of its oil and gas assets and has a borrowing base determined by the future estimated discounted cash flows from those assets. Through September 30, 1999 this facility was provided by First Union National Bank ("First Union"), as Agent and Paribas. The First Union Bank Facility was based primarily on the proved developed producing value only of the Company's reserves and had a borrowing base at September 30, 1999 of $21 million, subject to a review of its reserves as of July 1, 1999. The First Union Bank Facility contained restrictive covenants that management believed the Company would violate during the succeeding year. With the probability that the covenants would be violated and the inability to immediately repay the balance of the Bank Facility were the banks to require it, the Company classified the amounts outstanding under the previous Bank Facility as current. The borrowing base under the First Union Bank Facility also prohibited the Company from developing its properties, thereby increasing its production and reserves. This lack of development is represented by the production decreases for the nine months and three months ended September 30, 1999.

     Effective September 30, 1999 the Company replaced the First Union Bank Facility with a new $60 million Bank Facility, provided by Foothill Capital Corporation, as Agent for the lenders. This new Bank Facility provides a larger borrowing base by including more of the proved non-producing and proved undeveloped reserve categories in the borrowing base. The new borrowing base at September 30 was $49 million, with availability of $20 million. The covenants are also less restrictive in the new Bank Facility under which the Company believes it will maintain compliance with throughout the term of the facility.

     The principal amount of the loan is due September 30, 2001, with an option to extend the term for two additional six-month periods. At no time may the Company have outstanding borrowings in excess of its borrowing base. Interest on the loan is computed at the bank's prime rate up to the prime rate plus 0.5 to 3.0% (depending upon the percentage of the facility being used). The Bank Facility provides for the establishment of a cash collateral account, as described in the agreement, with the Agent. The cash collateral account provides for reductions of the line as cash is received in the account from the Company's deposits under certain conditions provided in the agreement.

     The Bank Facility contains certain covenants including a requirement to maintain a positive indebtedness to cash flow ratio, a positive working capital ratio, capital expenditure limitations and certain minimum and maximum levels of hedging activity. The agreement also provides certain limitations on future debt, guarantees, liens, dividends, mergers, and sale of assets. The Company has classified this debt as long term as it is currently in compliance with the terms of the Bank Facility and it is probable that it will remain in compliance with all of the covenants throughout the term of the facility. The failure to satisfy these covenants, or any of the other covenants in the Bank Facility would constitute an event of default thereunder and may permit the lenders to accelerate the indebtedness outstanding under the Bank Facility and demand immediate payment thereof. In such event, the Company could be required to sell certain oil and gas assets, sell equity securities or obtain additional bank financing. No assurance can be given that such transactions can be consummated on terms acceptable to the Company or its lenders, whose approval may be required. In this situation, if the Company is unable to raise the necessary funds, the Company could become in default on the full amount of its indebtedness, which includes the Senior Notes. The holders of the Senior Notes have acceleration rights, subject to certain grace periods, if the Company is in default under the Bank Facility. Due to the restrictive covenants and borrowing base limitations imposed by the Bank Facility the Company is evaluating several alternative sources of funding to improve its current liquidity and to provide resources for continued reserve growth.

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

     On December 31, 1998 the Company's open hedge positions had fair values, or estimated future gains, of $1.8 million, to be realized over the periods hedged. Due to increases in NYMEX future commodity prices since the inception date of the respective hedge agreements, as of September 30, 1999, the fair value of these agreements is a $2.1 million loss. A 10% increase in oil and natural gas prices would increase this loss to $3.1 million.

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

Capital expenditures

     Capital expenditures totaled $17.9 million for the first nine months of 1999, which represents a 67% decrease from the $54.8 million of capital expenditures incurred in the comparable period of 1998. The capital expenditures incurred in 1999 were primarily for the development of the East Breaks 165 Field, which was acquired in May 1998, and property acquisition and well costs incurred in the Price Lake Field (Stallion prospect) and North Cowards Gully Field. These expenditures were funded with cash flows from operations and borrowings under the Bank Facility, accounting for the $29.1 million increase in debt outstanding at September 30, 1999. The decrease in capital expenditures is primarily due to the decrease in availability of capital resources from lower commodity prices. The Company's total capital budget for 1999 is $25.0 million, the majority of which has already been expended or committed to spend.

Property  sales

     The Company began a program in 1999 to sell its non-core properties to fund capital expenditures and allow it to concentrate its resources on those properties upon which management believes will provide better returns and add more value to its shareholders. These properties are primarily onshore, non-operated properties in which the Company has small ownership percentages. During the third quarter of 1999 the Company received sales proceeds totaling $378,000 and estimates that it will receive an additional $375,000 to $700,000 during the remainder of 1999.

Results of Operations

For the nine months ended September 30, 1999 and 1998:

     "Oil and natural gas sales" decreased 22% for the first nine months of 1999 primarily due to a 24% decrease in total production. Natural gas production decreased 42% in 1999 while oil production increased 44%.

     Production. Natural gas production decreased 42%, to 8.4 billion cubic feet ("Bcf") in 1999, from 14.3 Bcf in 1998. The West Delta Fields, the High Island 309 Fields and the Umbrella Point Field accounted for the majority of the decrease. West Delta production decreased 1.6 Bcf due to shut-ins earlier in 1999 while the pipeline owned by Tennessee Gas Pipeline was repaired along with the natural production decline of the wells. High Island 309 production decreased 3.5 Bcf from 1998 also due to natural production declines, which was further complicated by compressor problems on both the High Island 309 and 310 platforms. Also, production from the Umbrella Point Field was accelerated in 1998 with the successful completion of the SL 74#10 well in January 1998. This well produced as much as 27 MMcf per day in 1998 and has reduced since then. The change in production from 1998 was a reduction of 1.2 Bcf. These decreases were somewhat offset by an addition of 1.2 Bcf for the first nine months of 1999 from the East Breaks 165 Fields. The Fields were acquired in May 1998 and produced for a full nine months in 1999.

     Oil production increased 44% in 1999 to 863,000 barrels, from 601,000 barrels in 1998. The significant factor in the increased oil production was the acquisition of the East Breaks 165 Field in May 1998, which is primarily an oil field.

     Prices. Average natural gas prices, including the impacts of hedging transactions, decreased 7% in 1999, from $2.05 per Mcf in 1998 to $1.90 in 1999. The Company recognized $2.0 million in natural gas hedge losses in 1999 which had the effect of decreasing the natural gas price realized by $0.24 per Mcf. During 1998, a gain of $0.5 million was recognized, which increased the average price received by $0.03. The Company has natural gas hedged in quantities ranging from 7,300 to 37,300 MMbtu per day in each month in 1999 for a total of 8,770,000 MMbtu, at pipeline prices averaging approximately $1.99 per MMbtu, for a NYMEX equivalent of approximately $2.14 per MMbtu.

     Average oil prices, including the impacts of hedging transactions, increased 8%, to $16.27 per barrel, from $15.05 per barrel in 1998. Oil hedge losses of $0.5 million in 1999 had the effect of decreasing the average net oil price realized by $0.63 per barrel, while the average price per barrel was increased by $2.26 in 1998 with hedge gains of $1.4 million. The Company has hedged a total of 540,000 bbls of oil in 1999 at an average NYMEX West Texas Intermediate equivalent floor price of $15.34 per bbl. The number of hedged bbls per day ranges from 232 to 2,232. Of the oil hedged, 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $19.12 per bbl and another 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $17.50 per bbl. If the NYMEX equivalent prices exceed the cap price for the period in which the Company has a cap price in effect, the Company must pay the difference to the company that effected the swap for the total number of bbls hedged.

     "Lease operating expense" decreased $0.9 million or 7% in 1999. Due to lower production, these expenses increased to 41% of oil and natural gas sales, from 35% in 1998. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased from $0.74 in 1998 to $0.91 in 1999.

     "Depletion, depreciation and amortization" decreased $6.4 million in part due to a lower unit of production cost in 1999, in conjunction with a decrease in production. The amount per Mcfe decreased from $1.39 in 1998 to $1.36 in 1999.

     "General and administrative expense" decreased $281,000 in 1999 primarily due to a provision for bad debts incurred in 1998 and cost savings from a consolidation of offices, offset somewhat by an increase in outside legal fees incurred in connection with various corporate legal matters during the first quarter of 1999. The Company resolved several of these matters during the second quarter and anticipates a reduction in these fees for the remainder of 1999.

     "Exploratory dry hole expense" decreased $4.9 million in 1999 as a result of the Company's decreased exploratory well participation in 1999. While the Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value, the amount budgeted for 1999 is significantly less than that incurred during 1998.

     "Impairment of oil and gas properties" is a result of the Company's regular review of the recoverability of the property costs incurred from the estimated future net cash flows related to those assets. The impairment incurred in 1999 is a result of the decision by the Company to not develop the unproved reserves on those properties that had been allocated unproved property values in connection with acquisitions made in 1996 and 1997.

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

     "Interest expense" increased due to higher average borrowings outstanding under the Bank Facility primarily for capital expenditures.

     "Extraordinary   Item-Loss  on  early  retirement  of  debt"  reflects  the replacement of the Company's revolving credit facility prior to its maturity and the resulting write-off of the remaining associated deferred costs.

     "Income tax benefit" decreased in 1999 due to the complete elimination of a deferred income tax liability recorded in connection with an acquisition in 1997. The Company has not recorded a deferred income tax asset to date based on uncertainty regarding its future utilization of over $40.2 million in net operating loss carryforwards.

For the three months ended  September  30, 1999 and 1998:

     "Oil and natural gas sales" decreased 28% for the third quarter of 1999 due to a 41% decrease in total production. Natural gas production decreased 59% in 1999 while oil production increased 12%.

     Production.  Natural gas production decreased 59%, to 2.1 Bcf in 1999, from
5.0 Bcf in 1998. Production declines as discussed above in the Umbrella Point Field (1.4 Bcf); the High Island 309 Fields (1.1 Bcf) and the West Delta Fields (0.5 Bcf) accounted for the majority of the decrease. Successful development of the East Breaks 165 Fields increased natural gas production by 0.3 Bcf during the third quarter of 1999. In addition, production from the West Cameron 172 Field and Ship Shoal 111 Field, two successful exploratory discoveries in late 1998, added 0.3 Bcf of new natural gas production in 1999 versus the same period in 1998.

     Oil production increased 12% in 1999 to 312,000 barrels, from 280,000 barrels in 1998. The primary factor in the increased oil production was also the successful development of the East Breaks 165 Fields.

     Prices. Average natural gas prices, including the impacts of hedging transactions, increased 2% in 1999, from $2.02 per Mcf in 1998 to $2.06 in 1999. The Company recognized natural gas hedge losses of $1.8 million in 1999 that had the effect of decreasing the natural gas price realized by $0.86 during the third quarter. Hedge gains of $0.6 million increased the price realized by $0.12 per Mcf during the third quarter of 1998. The Company has natural gas hedged in quantities ranging from 7,300 to 37,300 MMbtu per day in each month in 1999 for a total of 8,770,000 MMbtu, at pipeline prices averaging approximately $1.99 per MMbtu, for a NYMEX equivalent of approximately $2.14 per MMbtu.

     Average oil prices, including the impacts of hedging transactions, increased 32%, to $18.91 per barrel, from $14.29 per barrel in 1998. The 1999 oil hedge program had the effect of decreasing the average net oil price realized by $2.05 per barrel with total hedge losses of $0.6 million. Oil hedge gains in 1998 increased the average realized price by $2.01 per barrel. The Company hedged a total of 540,000 bbls of oil in 1999 at an average NYMEX West Texas Intermediate equivalent floor price of $15.34 per bbl. The number of hedged bbls per day ranges from 232 to 2,232. Of the oil hedged, 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $19.12 per bbl and another 1,000 bbls per day have a floor price of $15.00 per bbl and a cap price of $17.50 per bbl. If the NYMEX equivalent prices exceed the cap price for the period in which the Company has a cap price in effect, the Company must pay the difference to the company that effected the swap for the total number of bbls hedged.

     "Lease operating expense" decreased $0.7 million or 14% in 1999. Due to lower production, however, lease operating expense increased to 39% of oil and natural gas sales, from 33% in 1998. On an Mcfe basis, these expenses also increased from $0.69 in 1998 to $1.01 in 1999.

     "Depletion,   depreciation   and   amortization"   decreased  $2.8  million
principally due to lower production in 1999. The cost per Mcfe increased slightly, from $1.34 in 1998 to $1.56 in 1999.

     "Exploratory dry hole expense" decreased $0.8 million in 1999 as a result of the Company's decreased exploratory well participation in 1999. While the Company believes that its continued participation in a modest amount of exploratory activities is an important factor in increasing shareholder value, the amount budgeted for 1999 is significantly less than that incurred during 1998.

     "Impairment of oil and gas properties" is a result of the Company's regular review of the recoverability of the property costs incurred from the estimated future net cash flows related to those assets. The impairment incurred in 1999 is a result of the decision by the Company to not develop the unproved reserves on those properties that had been allocated unproved property values in connection with acquisitions made in 1996 and 1997.

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

     "Interest expense" increased due to higher average borrowings outstanding under the Bank Facility primarily for capital expenditures.

     "Extraordinary   Item-Loss  on  early  retirement  of  debt"  reflects  the replacement of the Company's revolving credit facility prior to its maturity and the resulting write-off of the remaining associated deferred costs.

Year 2000 Issue

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

Current Status

     As of November 1999, the Company's Year 2000 assessment is complete. An inventory of computing, communications and facility systems has been prepared and validated. Significant third-party suppliers and customers have also been identified for validation.

     The Company has completed the inventory for both its IT and non-IT systems. The Y2K Program called for the completion of all phases for both IT and non-IT systems by year-end 1999. It did not identify any mission critical systems that were not Y2K compliant.

     The Company has performed a review of significant third party suppliers, customers and purchasers and, where available, is surveying the public Year 2000 statements issued by them. Additionally, it has sent questionnaires to certain third party suppliers and customers requesting information regarding their vulnerability to Year 2000 issues. The Company has received appropriate responses to these inquiries and has evaluated the responses to determine if alternate business actions will be necessary. Management believes that its mission critical vendors are prepared for the Year 2000 issue.

Costs

     The estimated total costs for Y2K readiness has been nominal. It is anticipated that such costs for complete Y2K readiness will continue to be nominal. In addition, there have been no material capital expenditures for Y2K and there is not anticipated to be material capital expenditures, as it is believed at this point that most major critical field operations do not have date sensitive equipment. The Company does not separately track the internal costs incurred for the Y2K project as such costs are principally the related payroll costs for its information systems group. Remediation and testing is scheduled to be completed during the 4th quarter of 1999.

Contingency Plans

     The Company has implemented contingency plans for what it believes to be any potential problems that may arise including safety and platform operation plans. The Company also maintains insurance for loss of revenues and potential legal proceedings against the Company.

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

     The Company is not presently aware of any Year 2000 issue that is likely to result in any disruption. Although there is inherent uncertainty in the Year 2000 issue, the Company expects that its Y2K Program has reduced the level of uncertainty about the impact of the Year 2000 issue.

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

     The Company believes that its greatest risk from the Year 2000 Issue is a failure by a third party supplier, pipeline, etc., to be Y2K compliant. Although it has taken all of the steps it believes are necessary to insure against it, these failures could materially disrupt its operations and financial condition. There can be no assurances that the steps it has taken, including contingency plans put in place, will prevent such a disruption.

Changes in Accounting Principles

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

     An action was filed against the Company, Exxon Pipeline Company ("Exxon"), National Energy Group, Inc. ("NEG"), Mendoza Marine, Inc., Shell Western Exploration & Production, Inc. ("Shell") and the Louisiana Department of
Transportation and Development. The petition was filed in August 1998, and alleges that, in 1997 and perhaps earlier, leaks from a buried crude oil pipeline contaminated the plaintiff's property.

     Pursuant to the purchase and sale agreement between the Company and NEG, NEG is required to indemnify the Company from any damages attributable to NEG's operations on the property after the sale. However, NEG is in Chapter 11 bankruptcy proceedings, and so any action by the Company to assert its indemnity rights against NEG is currently stayed. Counsel for the Company have prepared and may file a motion to lift the stay so that the Company may assert its indemnification rights against NEG. But even if the Company is successful in proving its right to indemnity, NEG's judgementworthiness is questionable because of the bankruptcy.

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

PART II                         OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.25 Amended and Restated Loan and Security Agreement by and between PANACO, Inc. and PANACO Production Company as Borrowers, and The Financial Institutions Named Herein as the Lenders, and Foothill Capital Corporation as Agent.

         27                   Financial Date Schedule

     (b) Reports on Form 8-K

         None
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, Inc.


Date:  November  12,  1999              /s/ Todd R. Bart
       -------------------              ---------------------------------------
                                        Todd R. Bart,  Chief  Financial Officer

===============================================================================


Exhibit 10.25


                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT

                                 by and between

                                  PANACO, INC.

                                      and

                           PANACO PRODUCTION COMPANY

                                 as Borrowers,

                                      and

                    THE FINANCIAL INSTITUTIONS NAMED HEREIN

                                as the Lenders,

                                      and

                          FOOTHILL CAPITAL CORPORATION

                                    as Agent

                         Dated as of September 30, 1999



===============================================================================

                               TABLE OF CONTENTS

                                                                         Page(s)

1.   DEFINITIONS AND CONSTRUCTION.............................................2
     1.1    Definitions.......................................................2
     1.2    Accounting Terms.................................................27
     1.3    Code.............................................................27
     1.4    Construction.....................................................27
     1.5    Schedules and Exhibits...........................................27
     1.6    The Term "Borrower" or "Borrowers"...............................27
2.   LOAN AND TERMS OF PAYMENT...............................................28
     2.1    Revolving Advances...............................................28
     2.2    Letter of Credit Subfacility.....................................35
     2.3    Hedging Arrangement Subfacility..................................39
     2.4    Payments.........................................................43
     2.5    Overadvances.....................................................44
     2.6    Interest and Letter of Credit Fees:  Rates, Payments, and
            Calculations.....................................................44
     2.7    Collection of Accounts...........................................46
     2.8    Crediting Payments; Application of Collections...................48
     2.9    Designated Account...............................................49
     2.10   Maintenance of Loan Account; Statements of Obligations...........49
     2.11   Fees.............................................................49
     2.12   Joint and Several Liability; Rights of Contribution..............50
3.   CONDITIONS; TERM OF AGREEMENT...........................................51
     3.1    Conditions Precedent to the Initial Advance, Letter of Credit
            and Hedging Agreement Undertaking................................51
     3.2    Conditions Precedent to all Advances, all Letters of Credit
            and all Hedging Arrangements.....................................56
     3.3    Condition Subsequent.............................................57
     3.4    Term; Automatic Renewal..........................................57
     3.5    Effect of Termination............................................58
     3.6    Early Termination by Borrower....................................58
     3.7    Termination Upon Event of Default................................59
4.   CREATION OF SECURITY INTEREST...........................................59
     4.1    Grant of Security Interest.......................................59
     4.2    Negotiable Collateral............................................59
     4.3    Collection of Accounts, General Intangibles, and Negotiable
            Collateral.......................................................59
     4.4    Delivery of Additional Documentation Required....................60
     4.5    Power of Attorney................................................60
     4.6    Right to Inspect.................................................60
     4.7    Control Agreements...............................................61
5.   REPRESENTATIONS AND WARRANTIES..........................................61
     5.1    No Encumbrances..................................................61
     5.2    Eligible Proved Reserves; Ownership of Oil and Gas Properties....61

                                      (i)

     5.3    Operations of Oil and Gas Properties.............................63
     5.4    Equipment........................................................63
     5.5    Location of Inventory and Equipment..............................63
     5.6    Oil and Gas Property Collateral Records and Inventory Records....64
     5.7    Location of Chief Executive Office; FEIN.........................64
     5.8    Due Organization and Qualification; Subsidiaries.................64
     5.9    Due Authorization; No Conflict...................................65
     5.10   Claims, Disputes, and Litigation.................................66
     5.11   No Material Adverse Change.......................................66
     5.12   No Fraudulent Transfer...........................................66
     5.13   Employee Benefits................................................67
     5.14   Environmental Condition..........................................67
     5.15   Compliance with the Law..........................................68
     5.16   Insurance........................................................68
     5.17   Hedging Agreement................................................69
     5.18   Brokerage Fees...................................................69
     5.19   Permits and other Intellectual Property..........................69
     5.20   Year 2000 Compatibility..........................................70
     5.21   Locations; Leases................................................70
     5.22   Absence of Certain Changes.......................................70
     5.23   Operating Costs..................................................71
     5.24   Imbalances.......................................................71
     5.25   No Default.......................................................71
     5.26   Leases...........................................................71
     5.27   Marketing Agreements.............................................72
     5.28   Non-Consent Operations...........................................72
     5.29   Condition of Equipment...........................................72
     5.30   Wells............................................................72
6.   AFFIRMATIVE COVENANTS...................................................72
     6.1    Accounting System................................................72
     6.2    Collateral Reporting.............................................73
     6.3    Financial Statements, Reports, Certificates......................75
     6.4    Tax Returns......................................................76
     6.5    Guarantor Reports................................................76
     6.6    [Intentionally Omitted]..........................................76
     6.7    Title to Equipment...............................................76
     6.8    Maintenance of Oil and Gas Property Collateral and Equipment;
            Operation of Business............................................76
     6.9    Taxes............................................................78
     6.10   Insurance........................................................78
     6.11   No Setoffs or Counterclaims......................................79
     6.12   Location of Inventory and Equipment..............................80
     6.13   Compliance with Laws.............................................80
     6.14   Employee Benefits................................................80
     6.15   Leases...........................................................81

                                      (ii)

     6.16   Broker Commissions...............................................81
     6.17.  Oil and Gas Property Title Information...........................82
     6.18   Additional Collateral............................................82
     6.19   Hedging Agreements...............................................83
     6.20   Further Assurances...............................................83
7.   NEGATIVE COVENANTS......................................................83
     7.1    Indebtedness.....................................................84
     7.2    Liens............................................................85
     7.3    Restrictions on Fundamental Changes..............................85
     7.4    Disposal of Assets...............................................85
     7.5    Change Name......................................................86
     7.6    Guarantee........................................................86
     7.7    Nature of Business...............................................86
     7.8    Prepayments and Amendments.......................................86
     7.9    Change of Control................................................86
     7.10   Consignments.....................................................86
     7.11   Distributions; Repurchases of Capital Stock......................87
     7.12   Accounting Methods...............................................87
     7.13   Investments......................................................87
     7.14   Transactions with Affiliates.....................................87
     7.15   Suspension.......................................................87
     7.16   Compensation.....................................................87
     7.17   Use of Proceeds..................................................88
     7.18   Change in Location of Chief Executive Offices; Inventory and
            Equipment........................................................88
     7.19   No Prohibited Transactions Under ERISA...........................88
     7.20   Financial Covenants..............................................89
     7.21   Capital Expenditures.............................................89
     7.22   Securities Accounts..............................................90
     7.22   Securities Accounts..............................................90
     7.24   Limited Business of with Atlantic and GAC........................90
8.   EVENTS OF DEFAULT.......................................................90
9.   THE LENDER GROUP'S RIGHTS AND REMEDIES..................................92
     9.1    Rights and Remedies..............................................92
     9.2    Remedies Cumulative..............................................94
10.  TAXES AND EXPENSES......................................................94
11.  WAIVERS; INDEMNIFICATION................................................95
     11.1   Demand; Protest; etc.............................................95
     11.2   The Lender Group's Liability for Collateral......................95
     11.3   Indemnification..................................................95
12.  NOTICES.................................................................95
13.  Choice Of Law And Venue; Jury Trial Waiver..............................95
14.  DESTRUCTION OF BORROWER'S DOCUMENTS.....................................95
15.  ASSIGNMENTS AND PARTICIPATIONS; SUCCESSORS..............................95
     15.1   Assignments and Participations...................................95
     15.2   Successors.......................................................95

                                     (iii)

16.  AMENDMENTS; WAIVERS.....................................................95
     16.1   Amendments and Waivers...........................................95
     16.2   No Waivers; Cumulative Remedies..................................95
17.  AGENT; THE LENDER GROUP.................................................95
     17.1   Appointment and Authorization of Agent...........................95
     17.2   Delegation of Duties.............................................95
     17.3   Liability of Agent...............................................95
     17.4   Reliance by Agent................................................95
     17.5   Notice of Default or Event of Default............................95
     17.6   Credit Decision..................................................95
     17.7   Costs and Expenses; Indemnification..............................95
     17.8   Agent in Individual Capacity.....................................95
     17.9   Successor Agent..................................................95
     17.10  Withholding Tax..................................................95
     17.11  Collateral Matters...............................................95
     17.12  Restrictions on Actions by Lenders; Sharing of Payments..........95
     17.13  Agency for Perfection............................................95
     17.14  Payments by Agent to the Lenders.................................95
     17.15  Concerning the Collateral and Related Loan Documents.............95
     17.16  Field Audits and Examination Reports; Confidentiality; Disclaimers
            by Lenders; Other Reports and Information........................95
     17.17  Several Obligations; No Liability................................95
18.  GENERAL PROVISIONS......................................................95
     18.1   Effectiveness....................................................95
     18.2   Section Headings.................................................95
     18.3   Interpretation...................................................95
     18.4   Severability of Provisions.......................................95
     18.5   Amendments in Writing............................................95
     18.6   Counterparts; Telefacsimile Execution............................95
     18.7   Revival and Reinstatement of Obligations.........................95
     18.8   Integration......................................................95
     18.9   Amendment and Restatement; Release...............................95

                                      (iv)

                             SCHEDULES AND EXHIBITS

Schedule A-1        Definition of Adjusted Consolidated Net Tangible Assets
Schedule C-1        Commitments
Schedule P-1        Permitted Liens
Schedule 2.7        Initial Collection Account Banks
Schedule 3.1(c)(iv) Oil and Gas Properties to be Covered by Oil and Gas
                    Property Mortgages at the Closing Date
Schedule 3.3(b)     Properties to which Section 3.3(b) Conditions Subsequent
                    Apply
Schedule 3.3(c)     Properties to which Section 3.3(c) Conditions Subsequent
                    Apply
Schedule 5.1(a)     Certain Owned Oil and Gas Properties
Schedule 5.1(b)     Net Revenue Interest
Schedule 5.1(c)     Material Contract Rights & Obligations
Schedule 5.1(d)     Non-Leasehold Asset Ownership
Schedule 5.2(e)     Imbalances in Gas Production or "Take or Pay" Payments
Schedule 5.3        Operations of Mineral Interests
Schedule 5.8        Capital Stock/Subsidiaries
Schedule 5.10       Litigation
Schedule 5.13       ERISA Benefit Plans
Schedule 5.16       Insurance
Schedule 5.17       Hedging Agreements
Schedule 5.19       Permits and Other Intellectual Property
Schedule 5.20       Y2K Compliance Timeline
Schedule 5.21       Certain Additional Locations of Collateral
Schedule 5.27       Certain Marketing Agreements
Schedule 6.12       Location of Inventory and Equipment
Schedule 7.1        Permitted Other Indebtedness
Schedule 7.4        Certain Oil and Gas Properties Borrower Intends to Sell
Exhibit A-1         Form of Agreement and Acceptance
Exhibit C-1         Form of Compliance Certificate
Exhibit P-1, 2 & 3  Forms of Prior Lenders Assignment Agreements
Exhibit T-1         Form of Transfer Order Letters
Exhibit 3.3         Mortgages, Opinions, Certificates and Certain Other
                    Required Items and Information
Exhibit 3.3(e)      MMS/PANACO Correspondence (East Breaks 165)
Exhibit 6.2         Form of Borrowing Base Certificate

                                      (v)

                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT

     THIS AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT (this "Agreement"), is entered into as of September 30, 1999, among the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), FOOTHILL CAPITAL CORPORATION, a California corporation, as agent for the Lenders ("Agent"), with a place of business located at 11111 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025-3333; PANACO, INC., a Delaware corporation ("Panaco"), with its chief executive office located at 1100 Louisiana, Suite 5100, Houston, Texas 77002-5220; and PANACO PRODUCTION COMPANY, a Texas corporation ("PPC"), with its chief executive office located at 1100 Louisiana, Suite 5100, Houston, Texas 77002 (Panaco and PPC being hereinafter individually and collectively referred to as "Borrower", as governed by Section 1.6).

                                    RECITALS

     A. Panaco, certain lenders (the "Prior Lenders"), First Union National Bank, as Administrative Agent (the "Prior Administrative Agent"), and Paribas (formerly known as Banque Paribas), as Documentation Agent (the "Prior Documentation Agent"), are parties to that certain Amended and Restated Credit Agreement dated as of October 9, 1997, as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated December 11, 1998, that certain Second Amendment to Amended and Restated Credit Agreement, dated March 31, 1999, and that certain Third Amendment to Amended and Restated Credit Agreement, dated June 30, 1999 (such credit agreement, as amended, the "Prior Credit Agreement").

     B. Borrower has requested that (i) the Lenders assume the obligations of the Prior Lenders under the Prior Credit Agreement, (ii) Agent assume the agency responsibilities of the Prior Administrative Agent and the Prior Documentation Agent under the Prior Credit Agreement, and (iii) Agent and the Lenders amend and restate the Prior Credit Agreement and make credit available to Borrower on the terms and conditions stated herein. It is Borrower's intention that, for purposes of the Unsecured Notes Indenture (as defined below), this Agreement and the other Loan Documents (as defined below) replace and succeed, but do not constitute a novation of, the Prior Credit Agreement and thereby, solely as among Panaco and the other parties to the Unsecured Notes Indenture, constitute the Senior Credit Facility (as defined in the Unsecured Notes Indenture).

     C. Contemporaneously with the above transactions, Agent is entering into the Assignment and Acceptance Agreement wherein the assignment of the rights of the Prior Lenders to the Agent, on behalf of the Lenders, is intended to be for the ratable benefit of the Lenders.

     D. Agent and the Lenders, subject to the terms and conditions stated herein, are willing to amend and restate the Prior Credit Agreement and to make such credit facilities available.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are acknowledged, the parties hereto agree as follows:

     1. DEFINITIONS AND CONSTRUCTION.

     1.1 As used in this Agreement, the following terms shall have the following definitions:

     "Account Debtor" means any Person who is or who may become obligated under, with respect to, or on account of, an Account.

     "Accounts" means all currently existing and hereafter arising accounts, contract rights, and all other forms of obligations owing to Borrower or any of its Subsidiaries arising out of the sale or lease of goods, Hydrocarbons or Oil and Gas Properties or the rendition of services by Borrower or any of its Subsidiaries, irrespective of whether earned by performance, and any and all credit insurance, guaranties, or security therefor.

     "Adjusted Consolidated Net Tangible Assets" has the meaning given to such term in Schedule A-1. "Advances" has the meaning set forth in Section 2.1(a).

     "Affiliate" means, as applied to any Person, any other Person who directly or indirectly controls, is controlled by, is under common control with or is a director or officer of such Person. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to vote 5% or more of the securities having ordinary voting power for the election of directors or the direct or indirect power to direct the management and policies of a Person.

     "Agent" means Foothill, solely in its capacity as agent for the Lenders, and shall include any successor agent.

     "Agent Account" means an account at a bank designated by Agent from time to time as the account into which Borrower shall make all payments to Agent for the benefit of the Lender Group, and into which the Lender Group shall make all payments to Agent, under this Agreement and the other Loan Documents. Initially, unless and until Agent notifies Borrower and the Lender Group to the contrary, the Agent Account shall be that certain deposit account bearing account number 323-266193 and maintained by Agent with The Chase Manhattan Bank, N.A., 4 New York Plaza, 15th Floor, New York, New York 10004, ABA #021-000-021.

     "Agent  Advances"  has the  meaning set forth in Section  2.1(g).

     "Agent's  Liens" has the meaning set forth in Section  4.1.

     "Agent-Related Persons" means Agent and any successor agent, together with their respective Affiliates, and the officers, directors, employees, counsel, agents, and attorneys-in-fact of such Persons and their Affiliates.

     "Agreement" has the meaning set forth in the preamble hereto. "Arranging Institution" has the meaning set forth in Section 2.3(a).

     "Assignee"  has the  meaning  set forth in Section  15.1.

     "Assignment and Acceptance" has the meaning set forth in Section 15.1 and shall be in the form of Exhibit A-1 attached hereto.

     "Atlantic" means Atlantic Offshore Insurance, Ltd., a Barbados corporation. "Authorized Person" means any officer or other employee of Borrower.

     "Availability" means the amount that Borrower is entitled to borrow as Advances under Section 2.1, such amount being the difference derived when (a) the sum of the principal amount of Advances (including Agent Advances and Foothill Loans) then outstanding (including any amounts that the Lender Group may have paid for the account of Borrower pursuant to any of the Loan Documents and that have not been reimbursed by Borrower) is subtracted from (b) the least of (i) the Maximum Revolving Amount less the aggregate amount of all Letter of Credit/Hedging Arrangement Usage, or (ii) the Borrowing Base less (A) the aggregate amount of all Letter of Credit/Hedging Arrangement Usage, less (B) the aggregate amount of the Reserves Against Availability or (iii) the Unsecured
Note Indebtedness Limitation.

If the Revolving Facility Usage is equal to or greater than the least of the Borrowing Base, the Maximum Revolving Amount or the Unsecured Note Indebtedness Limitation, then the Availability is zero (-0-).

     "Average Unused Portion of Maximum Revolving Amount" means, as of any date of determination, (a) the Maximum Revolving Amount, less (b) the sum of (i) the average Daily Balance of Advances that were outstanding during the immediately preceding month, plus (ii) the average Daily Balance of the Letter of Credit/Hedging Arrangement Usage during the immediately preceding month.

     "Bankruptcy Code" means the United States Bankruptcy Code (11 U.S.C. 101 et seq.), as amended, and any successor statute.

     "Benefit Plan" means a "defined benefit plan" (as defined in Section 3(35) of ERISA) for which Borrower, any Subsidiary of Borrower, or any ERISA Affiliate has been an "employer" (as defined in Section 3(5) of ERISA) within the past six years.

     "Books" means all of Borrower's and its Subsidiaries' books and records including: ledgers; records indicating, summarizing, or evidencing Borrower's and its Subsidiaries' properties or assets (including the Collateral) or liabilities, including but not limited to well logs and seismographic reports; all information relating to Borrower's and its Subsidiaries' business operations or financial condition; and all computer programs, disk or tape files, printouts, runs, or other computer prepared information.

     "Borrower" has the meaning set forth in the preamble to this Agreement.

     "Borrowing" means a borrowing hereunder consisting of Advances made on the same day by the Lenders to a Borrower, or by Foothill in the case of a Foothill Loan, or by Agent in the case of an Agent Advance.

     "Borrowing Base" has the meaning set forth in Section 2.1(a).

     "Borrowing Request" has the meaning set forth in Section 2.1(c).

     "Business Day" means any day that is not a Saturday, Sunday, or other day on which national banks are authorized or required to close.

     "Change of Control" shall be deemed to have occurred at such time as (a) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of more than 30% of the total voting power of all classes of stock then outstanding of Panaco entitled to vote in the election of directors or (b) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) other than Panaco becomes a "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of any voting power of any class of stock then outstanding of GAC or Atlantic entitled to vote in the election of directors or (c) a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) other than Panaco or GAC becomes a "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of any voting power of any class of stock then outstanding of PPC entitled to vote in the election of directors.

     "Closing Date" means the date of the first to occur of the making of the initial Advance or the issuance of the initial Letter of Credit. "Code" means the New York Uniform Commercial Code.


     "Collateral" means all of Borrower's right, title, and interest in and to each of the following:

                    (a)  the Accounts,

                    (b)  the Books,

                    (c)  the Equipment,

                    (d)  the General Intangibles,

                    (e)  the Inventory,

                    (f)  the Investment Property,

                    (g)  the Negotiable Collateral,

                    (h)  the Oil and Gas Properties,

                    (i) any money, or other assets of Borrower that now or hereafter come into the possession, custody, or control of any member of the Lender Group, and

                    (j) the proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the Collateral, and any and all Accounts, the Books, Equipment, General Intangibles, Inventory, Investment Property, Negotiable Collateral, Oil and Gas Properties, money, deposit accounts, or other tangible or intangible property resulting from the sale, exchange, collection, or other disposition of any of the foregoing, or any portion thereof or interest therein, and the proceeds thereof.

     "Collateral Access Agreement" means a landlord waiver or consent, mortgagee waiver or consent, bailee letter, or a similar acknowledgement agreement of any warehouseman, processor, lessor, consignee, or other Person in possession of, having a Lien upon, or having rights or interests in the Equipment, Inventory, or Oil and Gas Properties, in each case, in form and substance satisfactory to Agent.

     "Collections" means all cash, checks, notes, instruments, and other items of payment (including, insurance proceeds, proceeds of cash sales, rental proceeds, and tax refunds).

     "Commitment" means, at any time with respect to a Lender, the principal amount set forth beside such Lender's name under the heading "Commitment" on Schedule C-1 attached hereto or on the signature page of the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder in accordance with the provisions of Section 15.1, as such Commitment may be adjusted from time to time in accordance with the provisions of Section 15.1, and "Commitments" means, collectively, the aggregate amount of the commitments of all of the Lenders.

     "Compliance Certificate" means a certificate substantially in the form of Exhibit C-1 and delivered by the chief accounting officer of Panaco, on behalf of Borrowers, to Agent.

     "Consolidated Current Assets" means, as of any date of determination, the aggregate amount of all current assets of Borrower that would, in accordance with GAAP, be classified on a balance sheet as current assets.

     "Consolidated Current Liabilities" means, as of any date of determination, the aggregate amount of all current liabilities of Borrower that would, in accordance with GAAP, be classified on a balance sheet as current liabilities. For purposes of this definition, all Obligations outstanding under this Agreement shall be deemed to be current liabilities without regard to whether they would be deemed to be so under GAAP.

     "Consolidated Net Income" shall mean with respect to Borrower and its Subsidiaries, for any period, the aggregate of the net income (or loss) of Borrower and its Subsidiaries after allowances for taxes for such period, determined on a consolidated basis in accordance with GAAP; provided that there shall be excluded from such net income (to the extent otherwise included therein) the following: (i) the net income of any Person in which Borrower or any of its Subsidiaries has an interest (which interest does not cause the net income of such other Person to be consolidated with the net income of Borrower and its Subsidiaries in accordance with GAAP), except to the extent of the amount of dividends or distributions actually paid in such period by such other Person to Borrower or to any of its Subsidiaries, as the case may be; (ii) the net income (but not loss) of any of Borrower's Subsidiaries to the extent that the declaration or payment of dividends or similar distributions or transfers or loans by that Subsidiary is not at the time permitted by operation of the terms of its charter or any agreement, instrument or Legal Requirement applicable to such Subsidiary, or is otherwise restricted or prohibited in each case determined in accordance with GAAP; (iii) the net income (or loss) of any Person acquired in a pooling-of-interests transaction for any period prior to the date of such transaction; (iv) any extraordinary gains, including gains attributable to Property sales not in the ordinary course of business; (v) the cumulative effect of a change in accounting principles and any gains or losses attributable to writeups or writedowns of assets; and (vi) any writedowns of non-current assets, provided however, that any ceiling limitation writedowns under SEC guidelines shall be treated as capitalized costs, as if such writedowns had not occurred.

     "Control Agreement" means a control agreement, in form and substance reasonably satisfactory to Agent, between Borrower, Agent, and the applicable securities intermediary with respect to the applicable Securities Account and related Investment Property.

     "Daily Balance" means the amount of an Obligation owed at the end of a given day.

     "Deems itself insecure" means that the Person deems itself insecure in accordance with the provisions of Section 1208 of the Code.

     "Default" means an event, condition, or default that, with the giving of notice, the passage of time, or both, would be an Event of Default.

     "Defaulting Lender" means any Lender that fails to make any Advance that it is required to make hereunder on any Funding Date and that has not cured such failure by making such Advance within one (1) Business Day after written demand upon it by Agent to do so.

     "Defaulting Lenders Rate" means the Reference Rate for the first three (3) days from and after the date the relevant payment is due and, thereafter, at the interest rate then applicable to Advances.

     "Default Margin" means, as of any date of determination, four (4) percentage points above the then applicable Margin, as the applicable Margin may change from time to time.

     "Designated Account" means account number 335185 of Panaco maintained with Borrower's Designated Account Bank, or such other deposit account of Panaco (located within the United States) which has been designated, in writing and from time to time, by Borrower to Agent.

     "Designated   Account  Bank"  means  Southwest  Bank  of  Texas,   National
Association, whose office is located at 5 Post Oak Park, 4400 Post Oak Parkway, Houston, Texas 77027, and whose ABA number is 113011258.

     "Designated Affiliate" means, as applied to any Person, any other Person who directly or indirectly controls, is controlled by, is under common control with or is a director or officer of such Person. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to vote 20% or more of the Stock having ordinary voting power for the election of directors or the director or indirect power to direct the management and policies of a Person.

     "Disbursement Letter" means an instructional letter executed and delivered by Borrower to Agent regarding the extensions of credit to be made on the Closing Date, the form and substance of which shall be satisfactory to Agent.


     "Dollars or $" means United States dollars.

     "Early Termination Premium" has the meaning set forth in Section 3.6.

     "East Breaks 165 Interest" means that certain Federal Outer Continental Shelf Mineral Interest lease known as East Breaks 165 OCS-G 6280, dated October 1, 1983, between the United States of America, as Lessor, and Sohio Petroleum Company, as Lessee, which lease is the subject of that certain Assignment of Record of Title, dated effective June 1, 1998, between BP Exploration & Oil, Inc., successor in interest to Sohio Petroleum Company, as assignor, and Panaco, as assignee.

     "EBITDA" shall mean, for any period, the sum, determined (without duplication) for Borrower and its Subsidiaries, of (i) Consolidated Net Income of Borrower and its Subsidiaries plus (ii) Interest Expense of Borrower and its Subsidiaries for such period to the extent deducted in the determination of Consolidated Net Income of Borrower and its Subsidiaries for such period plus
(iii) depreciation, amortization and other similar non-cash items (with the exception of non-cash charges that require an accrual or reserve for cash charges for any future period and normally recurring accruals) to the extent deducted in the determination of Consolidated Net Income of Borrower and its Subsidiaries for such period plus (iv) all taxes accrued for such period on or measured by income to the extent deducted in the determination of Consolidated Net Income of Borrower and its Subsidiaries for such period.

     "Eligible Proved Developed Non-Producing Reserves" means Eligible Proved Reserves of Borrower consisting of Proved Developed Non-Producing Reserves.

     "Eligible Proved Developed Producing Reserves" means Eligible Proved Reserves consisting of Proved Developed Producing Reserves.

     "Eligible Proved Reserves" means the NYMEX Value of Proved Reserves consisting of Mineral Interests of Borrower that: (i) are subject to a duly executed and recorded Oil and Gas Property Mortgage that creates a first priority perfected lien in such Mineral Interest; (ii) either are identified on
Schedule  5.1(a) or constitute  Qualified  Subsequent Oil and Gas Property;  and
(iii) strictly comply with each and all of the representations and warranties made by Borrower to Agent in the Loan Documents. In determining the amount to be so included, Eligible Proved Reserves shall be valued based upon the NYMEX Value of such Proved Reserves as of the date of determination of Eligible Proved Reserves, with such adjustments as Agent may deem appropriate in its sole discretion. An item of Proved Reserves shall not be included in Eligible Proved Reserves if:

     (a) it is not owned solely by Borrower or Borrower does not have good, valid, and marketable title thereto, or the title information relating thereto is not satisfactory to Agent (without limiting the foregoing, it is understood and agreed by Borrower that no Mineral Interests of any Borrower located at or about East Breaks 165 or other locations in the Federal Outer Continental Shelf shall be included in Eligible Proved Reserves prior to the time that Panaco's Mineral Interest therein and Panaco's acquisition thereof shall have been approved in writing by the MMS and evidence of the same satisfactory to Agent shall have been received by Agent);

     (b) it is not subject to a valid and perfected first priority Lien and security interest in favor of Agent for the benefit of the Lender Group created by a duly recorded Oil and Gas Property Mortgage, except for Permitted Liens with respect to which Agent has established a Reserve Against Availability in the full amount (or such other amount as may be determined by Agent in its sole discretion) that any holders of the Permitted Liens could assert from time to time thereunder (whether upon the passage of time, the satisfaction of conditions, or otherwise); or

     (c) it is subject to a Lien in favor of any third Person or any order, judgment, writ or decree, which either restricts or purports to restrict

Borrower or any of its Subsidiaries' ability to grant Liens to other Persons on or in respect of its respective assets or properties.

     "Eligible Proved Undeveloped Reserves" means Eligible Proved Reserves consisting of Proved Undeveloped Reserves.

     "Eligible Transferee" means: (a) a commercial bank organized under the laws of the United States, or any state thereof, and having total assets in excess of $100,000,000; (b) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development or a political subdivision of any such country, and having total assets in excess of $100,000,000; provided that such bank is acting through a branch or agency located in the United States; (c) a finance company, insurance company or other financial institution or fund that is engaged in making, purchasing or otherwise investing in commercial loans in the ordinary course of its business and having total assets in excess of $50,000,000; (d) any Affiliate (other than individuals) of, or any fund, money market account, investment account or other account managed by, a pre-existing Lender under this Agreement;
(e) so long as no Event of Default has occurred and is continuing, any other Person approved by Agent and Borrower; and (f) during the continuation of an Event of Default, any other Person approved by Agent.

     "Environmental Laws" shall mean any and all Legal Requirements pertaining to health or the environment in effect in any and all jurisdictions in which the Borrower or any Subsidiary is conducting or at any time has conducted business, or where any Property of the Borrower or any Subsidiary is located, including without limitation, the Oil Pollution Act of 1990 ("OPA"), the Clean Air Act, as amended, the Comprehensive Environmental, Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, the Federal Water Pollution Control Act, as amended, the Occupational Safety and Health Act of 1970, as amended, the Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended, the Safe Drinking Water Act, as amended, the Toxic Substances Control Act, as amended, the Superfund Amendments and Reauthorization Act of 1986, as amended, the Hazardous Materials Transportation Act, as amended, and other environmental conservation or protection laws. The term "oil" shall have the meaning specified in OPA, the term "release" (or "threatened release") has the meaning specified in CERCLA, and the terms "solid waste" and "disposal" (or "disposed") have the meanings specified in RCRA; provided, however, that (i) in the event either OPA, CERCLA or RCRA is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply subsequent to the effective date of such amendment, and (ii) to the extent the laws of the state in which any Property of the Borrower or any Subsidiary is located establish a meaning for "oil," "release," "solid waste" or "disposal" which is broader than that specified in either OPA, CERCLA or RCRA, such broader meaning shall apply.

     "Equipment" means all of Borrower's present and hereafter acquired machinery, machine tools, motors, equipment, furniture, furnishings, fixtures, drillsite equipment (including separators, dehydrators, meters, etc.), compressors, gathering lines, pipelines, vehicles (including motor vehicles and trailers), tools, parts, and other goods (other than consumer goods, farm products, or Inventory), wherever located, including, (a) any interest of

Borrower in any of the foregoing, and (b) all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing.

     "ERISA" means the Employee Retirement Income Security Act of 1974, 29 U.S.C. 1000 et seq., amendments thereto, successor statutes, and regulations or guidance promulgated thereunder.

     "ERISA Affiliate" means (a) any corporation subject to ERISA whose employees are treated as employed by the same employer as the employees of Borrower under IRC Section 414(b), (b) any trade or business subject to ERISA whose employees are treated as employed by the same employer as the employees of Borrower under IRC Section 414(c), (c) solely for purposes of Section 302 of ERISA and Section 412 of the IRC, any organization subject to ERISA that is a member of an affiliated service group of which Borrower is a member under IRC
Section 414(m),  or  (d)  solely  for  purposes  of  Section  302 of  ERISA  and
Section 412 of the IRC, any party subject to ERISA that is a party to an arrangement with Borrower and whose employees are aggregated with the employees of Borrower under IRC Section 414(o).

     "ERISA Event" means (a) a Reportable Event with respect to any Benefit Plan or Multiemployer Plan, (b) the withdrawal of Borrower, any of its Subsidiaries or ERISA Affiliates from a Benefit Plan during a plan year in which it was a "substantial employer" (as defined in Section 4001(a)(2) of ERISA), (c) the providing of notice of intent to terminate a Benefit Plan in a distress termination (as described in Section 4041(c) of ERISA), (d) the institution by the PBGC of proceedings to terminate a Benefit Plan or Multiemployer Plan,
(e) any event or condition  (i) that provides a basis under  Section 4042(a)(1),
(2), or (3) of ERISA for the termination of, or the appointment of a trustee to administer, any Benefit Plan or Multiemployer Plan, or (ii) that may result in termination of a Multiemployer Plan pursuant to Section 4041A of ERISA, (f) the partial or complete withdrawal within the meaning of Sections 4203 and 4205 of ERISA, of Borrower, any of its Subsidiaries or ERISA Affiliates from a Multiemployer Plan, or (g) providing any security to any Plan under Section 401(a)(29) of the IRC by Borrower or its Subsidiaries or any of their ERISA Affiliates.

     "Event of Default" has the meaning set forth in Section 8.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended, and any successor statute thereto.

     "FEIN" means Federal Employer Identification Number.

     "First Renewal Period" has the meaning set forth in Section 3.4(a)(ii).

     "Foothill" means Foothill Capital Corporation, a California corporation.

     "Foothill  Loans" has the  meaning  set forth in  Section 2.1(f).

     "Funding Date" means the date on which a Borrowing occurs.

     "GAAP" means generally accepted accounting principles as in effect from time to time in the United States, consistently applied.

     "GAC" means Goldking Acquisition Corp., a Delaware corporation, with its chief executive office located at 1100 Louisiana, Suite 5100, Houston, Texas 77002.

     "General Intangibles" means all of Borrower's present and future general intangibles and other personal property (including contract rights, rights arising under common law, statutes, or regulations, choses or things in action, goodwill, Permits, patents, trade names, trademarks, servicemarks, copyrights, blueprints, drawings, purchase orders, customer lists, monies due or recoverable from pension funds, route lists, rights to payment and other rights under any royalty or licensing agreements, infringement claims, computer programs, information contained on computer disks or tapes, literature, reports, catalogs, deposit accounts, insurance premium rebates, tax refunds, and tax refund claims), other than goods, Accounts, and Negotiable Collateral.

     "Goldking Entities" means Goldking Oil & Gas Corp., Goldking Companies, Inc, Hill Transportation Company, Inc., Umbrella Point Gathering Co., L.L.C. and Goldking Trinity Bay Corp.

     "Governing Documents" means, with respect to any Person, the certificate or articles of incorporation, by-laws, or other organizational or governing documents of such Person.

     "Governmental Authority" means any nation or government, any state, province, or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through Stock or capital ownership or otherwise, by any of the foregoing.

     "Guaranty Agreements" means, collectively, any and all of the guaranty agreements with respect to the Obligations which are, or are to be, executed by a Guarantor in favor of Agent for the benefit of the Lender Group, as required from time to time by Agent, in form and substance satisfactory to Agent, in each case as the same may be amended, modified, restated, supplemented, increased, renewed, extended, substituted for or replaced from time to time.

     "Guarantor" means GAC, each Subsidiary of Borrower not a signatory to this Agreement, and each other Person who may hereafter guarantee payment or performance of the whole or any part of the Obligations.

     "Hazardous Materials" means (a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable laws or regulations as "hazardous substances," "hazardous materials," "hazardous wastes," "toxic substances," or any other formulation intended to define, list, or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity, or "EP toxicity," (b) oil, petroleum, or petroleum derived substances, natural gas, natural gas liquids, synthetic gas, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal resources, (c) any flammable substances or explosives or any radioactive materials, and (d) asbestos in any form or electrical equipment that contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of 50 parts per million.

     "Hedging Agreements" shall mean (i) any interest rate or currency swap, rate cap, rate floor, rate collar, forward agreement or other exchange or rate protection agreements or any option with respect to any such transaction and
(ii) any swap agreement, cap, floor, collar, exchange transaction, forward agreement or other exchange or protection agreement relating to Hydrocarbons or any option with respect to any such transaction.

     "Hedging Agreement Undertaking" has the meaning set forth in Section 2.3.

     "Hedging Arrangements Usage" means the sum of (a) the amount determined by Agent from time to time as Agent's estimate of the aggregate liability (contingent or otherwise) of the Lender Group with respect to Hedging Agreements which are the subject of Hedging Agreement Undertakings, plus (b) the amounts of unreimbursed payments made by the Lender Group with respect to Hedging Agreement Undertakings.

     "Hydrocarbons" shall mean oil, natural gas, casinghead gas, drip gasoline, natural gasoline, condensate, distillate, liquid hydrocarbons, gaseous hydrocarbons and all constituents, elements or compounds thereof and products refined or separated therefrom.

     "Indebtedness" means: (a) all obligations of Borrower or any of its Subsidiaries for borrowed money, (b) all obligations of Borrower or any of its Subsidiaries evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations of Borrower or any of its Subsidiaries in respect of letters of credit, bankers acceptances, interest rate swaps, or other financial products, (c) all obligations of Borrower or any of its Subsidiaries under capital leases, (d) all obligations or liabilities of others secured by a Lien on any property or asset of Borrower or any of its Subsidiaries, irrespective of whether such obligation or liability is assumed,
(e) any obligation of Borrower or any of its Subsidiaries guaranteeing or intended to guarantee (whether guaranteed, endorsed, co-made, discounted, or sold with recourse to Borrower or any of its Subsidiaries) any indebtedness, lease, dividend, letter of credit, or other obligation of any other Person, (f) the net mark to market value of all obligations of Borrower or any of its Subsidiaries under any Hedging Agreements and any Hedging Agreement Undertaking,
(g) all obligations of Borrower or any of its Subsidiaries to deliver goods or services including Hydrocarbons in consideration of advance payments, and (h) the undischarged balance of any production payment or net profits interest created by Borrower or any of its Subsidiaries or for the creation of which Borrower or any of its Subsidiaries directly or indirectly received payment.

     "Indemnified  Liabilities"  has the  meaning  set  forth in  Section  11.3.

     "Indemnified Person" has the meaning set forth in Section 11.3.

     "Insolvency Proceeding" means any proceeding commenced by or against any Person under any provision of the Bankruptcy Code or under any other bankruptcy or insolvency law, assignments for the benefit of creditors, formal or informal moratoria, compositions, extensions generally with creditors, or proceedings seeking reorganization, arrangement, or other similar relief.

     "Intangible Assets" means, with respect to any Person, that portion of the book value of all of such Person's assets that would be treated as intangibles under GAAP.

     "Intellectual  Property" has the meaning  ascribed thereto in Section 5.19.

     "Interest Expense" shall mean, for any period, the sum (determined without duplication) of the aggregate amount of interest expense accruing during such period on Indebtedness of Borrower and its Subsidiaries, including the interest portion of payments under capitalized leases and any capitalized interest, but excluding amortization of debt discount and expense.

     "Inventory" means all present and future inventory in which Borrower or any of its Subsidiaries has any interest, including goods and extracted Hydrocarbons held for sale or lease or to be furnished under a contract of service and all of Borrower's present and future raw materials, work in process, finished goods, and packing and shipping materials, wherever located.

     "Investment Property" means all of Borrower's present and hereafter acquired "investment property" as that term is defined in Section 9-115 of the Code.

     "IRC" means the Internal Revenue Code of 1986, as amended, and the regulations thereunder.

     "L/C" has the meaning set forth in Section 2.2(a).

     "L/C  Guaranty"  has the  meaning  set  forth  in  Section  2.2(a).

     "Legal Requirements" means all applicable international, foreign, federal, state, and local laws, judgments, decrees, orders, statutes, ordinances, rules, regulations, or Permits, including, without limitation, all Environmental Laws.

     "Lender" and "Lenders" have the respective meanings set forth in the preamble to this Agreement, and shall include any other Person made a party to this Agreement in accordance with the provisions of Section 15.1 hereof.

     "Lender Group" means, individually and collectively, each of the individual Lenders and Agent.

     "Lender Group Expenses" means all: costs or expenses (including taxes, and insurance premiums) required to be paid by Borrower under any of the Loan Documents that are paid or incurred by the Lender Group; fees or charges paid or incurred by the Lender Group in connection with the Lender Group's transactions with Borrower, including, fees or charges for photocopying, notarization, couriers and messengers, telecommunication, public record searches (including tax lien, litigation, and UCC (or equivalent) searches and including searches with the patent and trademark office, the copyright office, or the department of motor vehicles), filing, recording, publication, appraisal (including periodic Oil and Gas Property Collateral appraisals and engineer reports), Reserve Reports and environmental audits; costs and expenses incurred by Agent in the disbursement of funds to Borrower (by wire transfer or otherwise); charges paid or incurred by Agent resulting from the dishonor of checks; costs and expenses paid or incurred by the Lender Group to correct any default or enforce any provision of the Loan Documents, or in gaining possession of, maintaining, handling, preserving, storing, shipping, selling, preparing for sale, or advertising to sell the Collateral, or any portion thereof, irrespective of whether a sale is consummated; costs and expenses paid or incurred by Agent in examining the Books; costs and expenses of third party claims or any other suit paid or incurred by the Lender Group in enforcing or defending the Loan Documents or in connection with the transactions contemplated by the Loan
Documents or the Lender Group's relationship with Borrower (or any of its Subsidiaries party to one or more Loan Documents); and the Lender Group's reasonable attorneys fees and expenses incurred in advising, structuring, drafting, reviewing, administering, amending, terminating, enforcing (including attorneys fees and expenses incurred in connection with a "workout," a "restructuring," or an Insolvency Proceeding concerning Borrower), defending, or concerning the Loan Documents, irrespective of whether suit is brought.

     "Lender Group Fee Split Letters" means those certain two letter agreements, dated as of the date hereof, addressed to Foothill from Ableco Finance LLC and from Foothill Partners III, L.P., regarding the allocation of certain fees between Foothill and each of them, as amended from time to time.

     "Lender Group Side Letters" means those certain two letter agreements, dated as of the date hereof, addressed to Foothill from Ableco Finance LLC and from Foothill Partners III, L.P., regarding the taking of certain actions by Agent and/or the Lenders under this Agreement, as amended from time to time.

     "Lender Group Triparty Agreement" means that certain letter agreement dated as of the date hereof addressed to Foothill from Ableco Finance LLC and Foothill Partners III, L.P., regarding certain agreements among them pertaining to apportionment, application and reversal of payments under this Agreement.

     "Lender-Related Persons" means, with respect to any Lender, such Lender, together with such Lender's Affiliates, and the officers, directors, employees, counsel, agents, and attorneys-in-fact of such Lender and such Lender's Affiliates.

     "Letter of Credit" means an L/C or an L/C Guaranty, as the context requires.

     "Letter of Credit/Hedging Arrangements Usage" means the sum of (a) Letter of Credit Usage, plus (b) Hedging Arrangements Usage.

     "Letter of Credit Usage" means the sum of (a) the undrawn amount of uncancelled Letters of Credit, plus (b) the amount of unreimbursed drawings under Letters of Credit, minus (c) the aggregate amount of cash collateral securing outstanding Letters of Credit pursuant to Section 2.2(e).

     "Lien" means any interest in Property securing an obligation owed to, or a claim by, any Person other than the owner of the Property, whether such interest shall be based on the common law, statute, or contract, whether such interest shall be recorded or perfected, and whether such interest shall be contingent upon the occurrence of some future event or events or the existence of some future circumstance or circumstances, including (a) the lien or security interest arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, security agreement, adverse claim or charge, conditional sale or trust receipt, or from a lease, consignment, or bailment for security purposes and also including reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases, and other title exceptions and encumbrances affecting Oil and Gas Property or Real Property and (b) production payments and the like payable out of Oil and Gas Property. For purposes of this Agreement, Borrower or any of its Subsidiaries shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement, or leases under a financing lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person in a transaction intended to create financing.

          "Loan Account" has the meaning set forth in Section 2.10.

     "Loan Documents" means this Agreement, the Disbursement Letter, the Letters of Credit, the Lockbox Agreements, the Oil and Gas Property Mortgages, the Guaranty Agreements, the Security Agreements, the Prior Lender Assignment Agreements, any note or notes executed by Borrower and payable to the Lender Group, and any other agreement entered into, now or in the future, in connection with this Agreement.

     "Loan Party" means Borrower and each Guarantor.

     "Lockbox Account" shall mean a depositary account established pursuant to one of the Lockbox Agreements.

     "Lockbox Agreements" means Lockbox Operating Procedural Agreements and those certain Depository Account Agreements, in form and substance satisfactory to Agent, each of which is among Borrower, Agent, and one of the Lockbox Banks.

     "Lockbox Banks" means Southwest Bank of Texas or such other banks as may be agreed to by Borrower and Foothill from time to time.

     "Lockboxes" has the meaning set forth in Section 2.7.

     "Margin" means, as at any date of determination during any month with respect to any and all Advances and other Obligations owed from Borrower which are outstanding during such month, the rate of interest per annum specified below as the "Margin" which corresponds to the Average Outstandings set forth below as of such date:

                   Average Outstandings                   Margin
                   --------------------                   ------

                         <$25,000,000                      0.50%
                      or >$25,000,000
                     and <$31,000,000                      1.00%

                    = or >$31,000,000
                     and <$37,000,000                      1.50%

                    = or >$37,000,000
                     and <$43,000,000                      2.25%

                    = or >$43,000,000                      3.00%

     "Average  Outstandings" means, as of the last day of each month, the sum of
(i) the  amount of the  average  Daily  Balance  of  Advances  (including  Agent
Advances and Foothill Loans) that were outstanding (including any amounts that the Lender Group may have paid for the account of Borrower pursuant to any of the Loan Documents and that have not been reimbursed by Borrower) during such month (the "Averaging Period"), plus (ii) the average Daily Balance of the Letter of Credit/Hedging Arrangement Usage during such month; provided, however, that with respect to any determinations of the Average Outstandings during the period beginning on the Closing Date and ending on the last day of the month in which the Closing Date occurs, the Averaging Period used for such purpose shall instead be the period beginning with the Closing Date and ending on the last day of such month.

     "Material Adverse Change" means (a) a material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of Borrower, (b) a material adverse effect on the ability of Borrower to carry out its business as at the Closing Date or as proposed as of the Closing Date, (c) the material impairment of Borrower's ability to perform its obligations under the Loan Documents to which it is a party or of the Lender Group to enforce the Obligations or realize upon the Collateral, (d) any event or circumstance that is reasonably likely to have a material adverse effect on the value of the Collateral or the amount that the Lender Group would be likely to receive (after giving consideration to delays in payment and costs of enforcement) in the liquidation of the Collateral, or (e) a material impairment of the priority of the Agent's Liens with respect to the Collateral.

     "Material Contract" means, as to any Person, any supply, purchase, service, employment, tax, indemnity, farmout, gas marketing, gas imbalance, operating, unitization, communitization, partnership, joint venture or other agreement of such Person or any of its Subsidiaries or by which such Person or any of its Subsidiaries or any of their respective properties are otherwise bound, which is material to the business, operations or properties of such Person, as the same shall be amended, modified and supplemented and in effect from time to time.

     "Maximum Revolving Amount" means $60,000,000.

     "Mineral Interests" shall mean all right, title, interest and estates now owned or hereafter acquired in and to oil and gas leases, oil, gas and mineral leases, or other liquid or gaseous hydrocarbon leases, mineral fee interests, overriding royalty and royalty interests, net profit interests and production payment interests, including any reserved interests, reversionary interests, carried working interests, or residual interests of whatever nature.

     "MMS" means the Minerals Management Service of the United States Department of the Interior.

     "Moody's" means Moody's Investors Service, Inc. and any successor thereto.

     "Multiemployer Plan" means a "multiemployer plan" (as defined in Section 4001(a)(3) of ERISA) to which Borrower, any of its Subsidiaries, or any ERISA Affiliate has contributed, or was obligated to contribute, within the past six years.

     "Negotiable Collateral" means all of a Person's present and future letters of credit, notes, drafts, instruments, Investment Property, documents, personal property leases (wherein such Person is the lessor), chattel paper, and the Books relating to any of the foregoing.

     "NYMEX Price" means, as of the date of the determination thereof, the average of the 24 succeeding monthly futures contract prices, commencing with the month during which the determination is to be made, for each of the appropriate crude oil or natural gas categories included in the most recent Reserve Report provided by Borrower to Agent pursuant to Section 6.2, as applicable, as quoted on the New York Mercantile Exchange ("NYMEX"), or, if the NYMEX no longer provides futures contract price quotes for 24 month periods, the longest period of quotes of less than 24 months shall be used, and, if the NYMEX no longer provides such futures contract quotes or has ceased to operate, the Agent shall designate another nationally recognized commodities exchange to replace the NYMEX.

     "NYMEX Value" means, at any date of determination thereof as to any Proved Reserves of Borrower, the result of

     (a) the discounted present value of future net revenues (i.e., after deducting production and ad valorem taxes and less future capital costs and operating expenses) from Proved Reserves of Borrower as of such date utilizing the NYMEX Price for the appropriate category of oil or gas as quoted in a nationally recognized publication for such pricing as selected as of such date by Agent and assuming that production costs thereafter remain constant, then discounted at a rate of 10% per year to obtain the present value; minus

     (b) to the extent not taken into account in subparagraph (a) above, the discounted present value (discounted at a rate of 10% per year) of Borrower's future plugging and abandonment expenses; minus

     c) to the extent not taken into account in subparagraph (a) above, minority interests and other interests of Persons other than Borrower and any natural gas balancing liabilities of Borrower.

     "Obligations" means all loans, Advances, debts, principal, interest (including any interest that, but for the provisions of the Bankruptcy Code, would have accrued), contingent reimbursement obligations under any outstanding Letters of Credit, premiums (including Early Termination Premiums), liabilities (including all amounts charged to Borrower's Loan Account pursuant hereto), obligations, fees, charges, costs, or Lender Group Expenses (including any fees or expenses that, but for the provisions of the Bankruptcy Code, would have accrued), lease payments, guaranties, covenants, and duties owing by Borrower to the Lender Group of any kind and description (whether pursuant to or evidenced by the Loan Documents or pursuant to any other agreement between the Lender Group and Borrower, and irrespective of whether for the payment of money), whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, and including any debt, liability, or obligation owing from Borrower to others that the Lender Group may have obtained by assignment or otherwise, any debt, liability, or obligation owing to Agent or any Lender arising from any Hedging Agreements under which Agent or any Lender is a counterparty or any Hedging Agreement Undertaking, and further including all interest not paid when due and all Lender Group Expenses that Borrower is required to pay or reimburse by the Loan Documents, by law, or otherwise.

     "Oil and Gas Properties" means all of the present and future right, title and interest (real, personal, mixed, contractual or otherwise) of Borrower and its Subsidiaries in, to and under or derived from the following:

     (a) All presently existing and hereafter arising Mineral Interests and surface interests;

     (b) All presently existing and hereafter arising unitization, communitization and pooling declarations, orders, and agreements (including all units formed by voluntary agreement and those formed under the rules, regulations, orders or other official acts of any governmental entity or tribal authority having appropriate jurisdiction);

     (c) All presently existing and arising oil sales contracts, casinghead gas sales contracts, gas sales contracts, processing contracts, gathering contracts, transportation contracts, easements, rights-of-way, servitudes, surface leases, subsurface leases, farm-out contracts, farm-in contracts, operating agreements, areas of mutual interest and other contracts, agreements and instruments;

     (d) All presently existing and hereafter arising personal property, improvements, fixtures, wells (whether producing, plugged and abandoned, shut-in, injection, disposal or water supply), tanks, boilers, buildings, machinery, vehicles, Equipment, gathering lines, pipelines, utility lines, power lines, telephone lines, water rights, roads, permits, licenses and other appurtenances, to the extent the same are situated upon and used or held for use by Borrower or any of its Subsidiaries in connection with the ownership, operation, maintenance or repair of the Mineral Interests and/or surface interests; and

     (e) All reservoir, reserve, seismic, geologic or geophysical information and data.

     "Oil and Gas Property Collateral" means the Oil and Gas Properties which are identified on Schedule 5.1(a) or Schedule 5.1(b), and any other Oil and Gas Properties now owned or hereafter acquired by Borrower or any of its Subsidiaries.

     "Oil and Gas Property Mortgages" means one or more mortgages, deeds of trust, or deeds to secure debt, executed by Borrower and each of its Subsidiaries in favor of Agent, the form and substance of which shall be satisfactory to Agent, that encumber the Oil and Gas Property Collateral and the related improvements thereto (including the Prior Lender Assignment Agreements).

     "Overadvance"  has the meaning set forth in Section  2.5.

     "Panaco"  has the meaning set forth in the preamble  hereto.

     "Participant" has the meaning set forth in Section 15.1(e).

     "Pay-Off Letter" means a letter, in form and substance reasonably satisfactory to Agent, from Prior Lender respecting the amount necessary to purchase in full all of the obligations of Borrower owing to Prior Lenders and obtain an assignment, termination or release (as determined by Agent in its sole discretion) of all of the Liens existing in favor of Prior Lenders in and to the properties or assets of Borrower.

     "PBGC" means the Pension Benefit Guaranty Corporation as defined in Title IV of ERISA, or any successor thereto.

     "Permits" of a Person shall mean all rights, franchises, permits, authorities, licenses, certificates of approval or authorizations, including licenses and other authorizations issuable by a Governmental Authority, which pursuant to applicable Legal Requirements are necessary to permit such Person lawfully to conduct and operate its business as currently conducted and to own and use its assets.

     "Permitted Liens" means (a) Liens held by Agent for the benefit of the Lender Group, (b) Liens for unpaid taxes that either (i) are not yet due and payable or (ii) are the subject of Permitted Protests, (c) Liens set forth on Schedule P-1, (d) the interests of lessors under operating leases and purchase money Liens of lessors under capital leases to the extent that the acquisition or lease of the underlying asset is permitted under Section 7.21 and so long as the Lien only attaches to the asset purchased or acquired and only secures the purchase price of the asset, (e) Liens arising by operation of law in favor of warehousemen, landlords, carriers, mechanics, materialmen, laborers, or suppliers, or other like Liens arising by operation of law incidental to the exploration, development, operation and maintenance of Oil and Gas Properties, in each case incurred in the ordinary course of business of Borrower and not in connection with the borrowing of money, and which Liens either (i) are for sums not yet due and payable, or (ii) are the subject of Permitted Protests,
(f) Liens arising from deposits made in connection with obtaining worker's compensation or other unemployment insurance, (g) Liens on deposits and escrowed funds made to secure performance of bids, tenders and leases (to the extent permitted under this Agreement) incurred in the ordinary course of business of Borrower and not in connection with the borrowing of money, (h) Liens of or resulting from any judgment or award that do not result in and reasonably could not be expected to result in a Material Adverse Change and as to which the time for the appeal or petition for rehearing of which has not yet expired, or in respect of which Borrower is in good faith prosecuting an appeal or proceeding for a review and in respect of which a stay of execution pending such appeal or proceeding for review has been secured, (i) Liens with respect to the Oil and Gas Property Collateral that are exceptions to the title opinions issued in connection with the Oil and Gas Mortgages, as accepted by Agent, (j) with respect to any Oil and Gas Property Collateral consisting of Mineral Interests acquired by Borrower or any of its Subsidiaries after the date of this Agreement, (i) minor defects in title which (A) do not affect the marketability thereof or restrict the full use or other benefits of ownership by Borrower or such Subsidiary, as the case may be, and (B) do not affect the ability of Borrower or such Subsidiary, as the case may be, to receive a share of production or proceeds from, allocated to, or attributable to such Mineral Interests equal to the interest of Borrower or such Subsidiary, as the case may be, therein as represented herein or in the other Loan Documents, and (C) do not materially interfere with the ordinary conduct of the business of Borrower or such Subsidiary, as the case may be, and (D) do not interfere with or impair the value of Agent's Lien therein for the benefit of the Lender Group, and (E) are customarily waived by reasonable and prudent operators, and (ii) Liens reserved in leases or farmout agreements for rent or royalties and for compliance with the terms of the farmout agreements or leases in the case of leasehold estates, to the extent that any such Lien referred to in this clause does not materially impair the use of the Mineral Interest covered by such Lien for the purposes for which such Mineral Interest is held by the Borrower or any Subsidiary, does not materially interfere with or impair the value of such Mineral Interest subject thereto or Agent's Lien therein for the benefit of the Lender Group, is customarily waived by reasonable and prudent operators, and is consented to in writing by Agent, (k) farmout, carried working interests, joint operating, unitization, royalty, overriding royalty, sales and similar agreements relating to the exploration or development of, or production from, Oil and Gas Properties or the sale of the hydrocarbons after they are produced which are existing at the time of acquisition of such Oil and Gas Property, are usual and customary for the industry, and are disclosed to and approved by Agent in writing prior to any Proved Reserves attributable to such Oil and Gas Property being included in Eligible Proved Reserves.

     "Permitted Protest" means the right of Borrower to protest any Lien other than any such Lien that secures the Obligations, tax (other than payroll taxes or taxes that are the subject of a United States federal tax lien), or rental payment, provided that (a) a reserve with respect to such obligation is
established   on  the  books  of  Borrower  in  an  amount  that  is  reasonably satisfactory to Agent, (b) any such protest is instituted and diligently prosecuted by Borrower in good faith, and (c) Agent is satisfied that, while any such protest is pending, there will be no impairment of the enforceability, validity, or priority of any of the Agent's Liens in and to the Collateral.

     "Person"  means  and  includes  natural  persons,   corporations,   limited
liability companies, limited partnerships, general partnerships, limited liability partnerships, joint ventures, trusts, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities, and governments and agencies and political subdivisions thereof.

     "Personal Property Collateral" means all Collateral other than the Oil and Gas Property Collateral.

     "Plan" means any employee benefit plan, program, or arrangement maintained or contributed to by Borrower or with respect to which it may incur liability.

     "PPC" has the meaning set forth in the preamble hereto.

     "Prior Credit Agreement" has the meaning set forth in the recitals hereto.

     "Prior Lender Assignment Agreements" means the assignment agreements in the form and substance of Exhibits P-1, P-2 and P-3 attached hereto.

     "Prior Lenders" has the meaning set forth in the recitals.

     "Property" means any interest in any kind of property or asset, whether real, personal or mixed, tangible or intangible.

     "Pro Rata Share" means, with respect to a Lender, a fraction (expressed as a percentage), the numerator of which is the amount of such Lender's Commitment and the denominator of which is the aggregate amount of the Commitments.

     "Proved Developed Non-Producing Reserves" means Proved Reserves of Borrower, other than Proved Developed Producing Reserves and Proved Undeveloped Reserves, that can be expected to be recovered through existing wells with existing equipment and operating methods.

     "Proved Developed Producing Reserves" means Proved Reserves of Borrower, other than Proved Developed Non-Producing Reserves and Proved Undeveloped Reserves, that can be expected to be recovered from currently producing zones under the continuation of present operating methods.

     "Proved Reserves" means at any particular time, the estimated quantities of Hydrocarbons which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs attributable to Mineral Interests included or to be included in the Reserve Report under existing economic and operating conditions.

     "Proved Undeveloped Reserves" means Proved Reserves of Borrower, other than Proved Developed Producing Reserves and Proved Developed Non-Producing Reserves, that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

     "PV-10 Value" means, at any date of determination thereof, as to any Proved Reserves, the result of:

     (a) the discounted present value of future net revenues (i.e., after deducting production and ad valorem taxes and less future capital costs and operating expenses) from such Proved Reserves as most recently estimated in a Reserve Report utilizing the spot price for the appropriate category of oil or gas as quoted in a nationally recognized publication selected by Agent for such pricing as of the date of the determination of PV-10 Value and assuming that production costs thereafter remain constant, then discounted at a rate of 10% per year to obtain the present value; minus

     (b) to the extent not taken into account in subparagraph (a) above, the discounted present value of Borrower's future plugging and abandonment expenses; minus

     (c) to the extent not taken into account in subparagraph (a) above, minority interests and other interests of Persons other than Borrower and any natural gas balancing liabilities of Borrower.

     "Qualified Subsequent Oil and Gas Property" means, as at any date of determination thereof, Oil and Gas Properties acquired subsequent to the date of this Agreement with respect to which all of the representations specified in
Section 5.2 are true and correct.

     "Real Property" means any estates or interests in real property now owned or hereafter acquired by Borrower or any Subsidiary of Borrower, excluding Oil and Gas Properties.

     "Reference Rate" means the variable rate of interest, per annum, most recently announced by Wells Fargo Bank, National Association, or any successor thereto, as its "prime rate," irrespective of whether such announced rate is the best rate available from such financial institution.

     "Renewal Date" has the meaning set forth in Section 3.4.

     "Reportable Event" means any of the events described in Section 4043(c) of ERISA or the regulations thereunder other than a Reportable Event as to which the provision of 30 days notice to the PBGC is waived under applicable regulations.

     "Required Lenders" means, at any time, Lenders whose Pro Rata Shares aggregate 65% or more of the Commitments, or, if the Commitments have been terminated irrevocably, 65% of the Obligations then outstanding.

     "Reserve Report" means a report, in form and substance satisfactory to Agent, prepared by Ryder Scott Company, Netherland, Sewell & Associates, Inc., W.D. Van Gonten & Co., or another firm of independent petroleum engineers acceptable to Agent evaluating the oil and gas reserves attributable to the Mineral Interests of Borrower and its Subsidiaries (as determined on an unconsolidated basis) which shall, among other things, (a) identify the wells covered thereby, (b) specify said third party's opinions with respect to the total volume of Proved Reserves (specifying with such opinions the terms of categories Proved Developed Producing Reserves, Proved Developed Non-Producing Reserves and Proved Undeveloped Reserves) which Borrower has the right to produce (or cause to be produced) for its own account, (c) set forth said firm's opinions with respect to the PV-10 Value and the NYMEX Value of each of the categories of the Proved Reserves as specified in subclause (b) above, (d) set forth said firm's opinions with respect to the projected future rate of production of the Proved Reserves, (e) contain such other information as requested by Agent with respect to the projected rate of production, gross revenues, operating expenses, net income, taxes, capital expenditures and other capital costs, net revenues and present value of future net revenues attributable to such reserves and production therefrom, and (f) contain a statement of the price and escalation parameters, procedures and assumptions upon which such determinations were based.

     "Reserves Against Availability" means such reserves as Agent determines in Agent's discretion as being appropriate to reflect impediments to Agent's ability to realize upon the Collateral or impairments or reductions to the value of the Collateral. Without limiting the generality of the foregoing, Reserves Against Availability may include (but are not limited to) reserves based upon the following:

     (a) accounts payable which are more than 45 days past the original due date thereof;

     (b) past due or accrued taxes or other governmental charges, including ad valorem, personal property, production, severance and other taxes which may have priority over the Liens or security interests of Agent in the Collateral;

     (c) Liens in favor of third Persons (whether or not such Liens are Permitted Liens);

     (d) deposits which are due or scheduled to become due during the immediately following 180 day period under deposit or escrow arrangement concerning costs, expenses and liabilities relating to the plugging and abandonment of Oil and Gas Properties;

     (e)  estimates  of  present  and  future  costs,  expenses,   deposits  and
liabilities related to the plugging and abandonment of the Oil and Gas Properties net of the amount thereof which has been taken into account in the most recent Reserve Report or is fully secured by an escrow arrangement acceptable to Agent;

     (f) sums which Borrower may be required to pay which are due or are scheduled to become due during the immediately following 30 day period with respect to rental, lease and other amounts payable under leases with respect to which Borrower has not delivered to Agent a Collateral Access Agreement; and

     (g) without duplication of the foregoing, amounts owing by Borrower to any Person to the extent secured by a Lien (whether or not such Lien is a Permitted
Lien) on, or trust (constructive or otherwise) over, any of the Collateral (including proceeds thereof or collections from the sale of Hydrocarbons or Mineral Interests which may from time to time come into the possession of any of the Lender Group or its agents), which Lien or trust, in the reasonable determination of Agent (from the perspective of an asset-based lender), has a reasonable possibility of having a priority superior to the Agent's Liens (such as landlord liens, ad valorem taxes, production taxes, severance taxes, sales taxes, Collections attributable to Mineral Interests of Persons other than Borrower) in and to such item of Collateral, proceeds or collection.

     "Retiree Health Plan" means an "employee welfare benefit plan" within the meaning of Section 3(1) of ERISA that provides benefits to individuals after termination of their employment, other than as required by Section 601 of ERISA.

     "Revolving Facility Usage" means, as of any date of determination, the sum of (a) the aggregate amount of Advances outstanding, plus (b) the Letter of Credit/Hedging Arrangement Usage.

     "SEC" means the United States Securities and Exchange Commission and any successor Federal agency having similar powers.

     "Second  Renewal  Period" has the meaning set forth in Section  3.4(a)(ii).

     "Securities Account" means a "securities account" as that term is defined in Section 8-501 of the Code.

     "Security Agreements" means, collectively, any and all of the security agreement, pledges, mortgages, deeds of trust, assignments, stock pledge agreements and such other agreements, documents and instruments, in form and substance satisfactory to Agent, which are, or are to be, executed by Borrower and/or any one or more of its Subsidiaries in favor of Agent and/or the Lenders as may be required from time to time by Agent to provide Agent for the benefit of the Lender Group with Liens upon all of the assets and properties of Borrower and its Subsidiaries as security for the payment and performance in full of the Obligations, in each case as the same may be amended, modified, restated, supplemented, increased, renewed, extended, substituted for or replaced from time to time, together with the Prior Lender Assignment Agreements and the security agreements, pledges, mortgages, deeds of trust, assignments, stock pledge agreements and other agreements, documents and instruments covered thereby.

     "Seller" means any Person that sells Stock or other property to Borrower or a Subsidiary of Borrower in a Permitted Acquisition.

     "Settlement"  has the meaning set forth in Section  2.1(h)(i).

     "Settlement Date" has the meaning set forth in Section 2.1(h)(i).

     "Solvent" means, with respect to any Person on a particular date, that on such date (a) at fair valuations, all of the properties and assets of such Person are greater than the sum of the debts, including contingent liabilities, of such Person, (b) the present fair salable value of the properties and assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (c) such Person is able to realize upon its properties and assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business, (d) such Person does not intend to, and does not believe that it will, incur debts beyond such Person's ability to pay as such debts mature, and (e) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's properties and assets would constitute unreasonably small capital after giving due consideration to the prevailing practices in the industry in which such Person is engaged. In computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount that, in light of all the facts and circumstances existing at such time, represents the amount that reasonably can be expected to become an actual or matured liability.

     "Standard & Poor's" means Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., and any successor thereto.

     "Stock" means all shares, options, warrants, interests, participations, or other equivalents (regardless of how designated) of or in a corporation or equivalent entity, whether voting or nonvoting, including common stock, preferred stock, or any other "equity security" (as such term is defined in Rule 3a11-1 of the General Rules and Regulations promulgated by the SEC under the Exchange Act).

     "Subsidiary" of a Person means a corporation, partnership, limited liability company, or other entity in which that Person directly or indirectly owns or controls the shares of Stock or other ownership interests having ordinary voting power to elect a majority of the board of directors (or appoint other comparable managers) of such corporation, partnership, limited liability company, or other entity.

     "Title  Opinion"  has the  meaning set forth in Section  3.1(m).

     "Transfer Order Letters" means transfer order letters in the form of Exhibit T-1 attached hereto containing the information as provided for therein.


     "Triggering Event" has the meaning set forth in Section 2.7(a).

     "Unsecured Notes" means those certain 10 5/8% unsecured notes in the aggregate original principal amount of $100,000,000 dated as of October 9, 1997 and maturing on October 1, 2004 issued under the Unsecured Notes Indenture, as amended, modified, renewed or restated from time to time.

     "Unsecured Notes Defined Indebtedness" means all Indebtedness (as such term is defined in the Unsecured Notes Indenture) of Borrower and its Subsidiaries.


     "Unsecured Notes Estoppel Certificate" means a certificate, in form and substance acceptable to Agent, executed by the trustee under the Unsecured Notes Indenture, which certifies to the unpaid balance of the Unsecured Notes as of the Closing Date, the absence of any known defaults thereunder by any party thereto, and such other matters as may be requested by Agent.

     "Unsecured Notes Indebtedness Limitation" means an amount equal to the lesser of (a) the greater of (i) $40,000,000 or (ii) the sum of (A) $10,000,000 and (B) 20% of Adjusted Consolidated Net Tangible Assets of Borrower and its Subsidiaries, or (b) an amount which, when added to all other Unsecured Notes Defined Indebtedness of Borrower and its Subsidiaries, would result in the ratio of the Adjusted Consolidated Net Tangible Assets of Borrower and its Subsidiaries in the aggregate Unsecured Notes Defined Indebtedness of Borrower and its Subsidiaries being equal to 1.25 to 1; provided, however, that in no event shall the amount of the Unsecured Notes Indebtedness Limitation exceed any amount which, when added to all other Unsecured Notes Defined Indebtedness, would cause or result in a violation of the Unsecured Notes Indenture or cause or result in any holders of the Unsecured Notes (or any trustee or agent for the benefit thereof) having the right to demand repayment, repurchase, retirement or redemption thereof or any similar right with respect thereto.

     "Unsecured Notes Indenture" means that certain Indenture dated as of October 9, 1997 among Borrower and UMB Bank, N.A., pursuant to which the Unsecured Notes have been issued, as amended, modified, renewed or restated from time to time.

     "Voidable  Transfer" has the meaning set forth in Section 15.8.

     "Year 2000 Compliant" means that Borrower's and each of its Subsidiaries' computer software programs (whether used in Borrower's or its Subsidiaries' business or licensed by or to Borrower or any of its Subsidiaries to or from third parties) effectively processes data including data fields requiring references to dates on and after January 1, 1000 and have been designed not to experience or produce invalid or incorrect results or abnormal software operation related to or as a result of the occurrence of such dates.

     1.2 ACCOUNTING TERMS. All accounting terms not specifically defined herein shall be construed in accordance with GAAP. When used herein, the term "financial statements" shall include the notes and schedules thereto. Whenever the term "Borrower" is used in respect of a financial covenant or a related definition, it shall be understood to mean Borrower on a consolidated basis unless the context clearly requires otherwise.

     1.3 CODE. Any terms used in this Agreement that are defined in the Code shall be construed and defined as set forth in the Code unless otherwise defined herein.

     1.4  CONSTRUCTION.  Unless the context of this  Agreement or any other Loan
Document clearly requires otherwise, references to the plural include the singular, references to the singular include the plural, the term "including" is not limiting, and the term "or" has, except where otherwise indicated, the inclusive meaning represented by the phrase "and/or." The words "hereof,"
"herein," "hereby," "hereunder," and similar terms in this Agreement or any other Loan Document refer to this Agreement or any other Loan Documents, as the case may be, as a whole and not to any particular provision of this Agreement or such other Loan Document, as the case may be. An Event of Default shall "continue" or be "continuing" until such Event of Default has been waived in writing by Agent. Section, subsection, clause, schedule, and exhibit references herein are to this Agreement unless otherwise specified. Any reference in this Agreement or in the Loan Documents to this Agreement or any of the Loan Documents shall include all alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, joinders, and supplements, thereto and thereof, as applicable.

     1.5 SCHEDULES AND EXHIBITS. All of the schedules and exhibits attached to this Agreement shall be deemed incorporated herein by reference.

     1.6 THE TERM "BORROWER" OR "BORROWERS." Unless otherwise specifically provided herein, all references to "Borrower" or "Borrowers" herein shall refer to and include each Borrower separately and all representations contained herein shall be deemed to be separately made by each of them; and each of the covenants, agreements and obligations set forth herein shall be deemed to be the joint and several covenants, agreements and obligations of them. Any notice, request, consent, report or other information or agreement delivered to Agent and/or any or the Lenders by any Borrower shall be deemed to be ratified by, consented to and also delivered by each other Borrower. Each Borrower recognizes and agrees that each covenant and agreement of "Borrower" or "Borrowers" under this Agreement and the other Loan Documents shall create a joint and several obligation of the Borrowers, which may be enforced against Borrowers, jointly or against each Borrower separately. Without limiting the terms of this Agreement and the other Loan Documents, security interests, assets and collateral shall extend to the properties, interests, assets and collateral of each Borrower. Similarly, the term "Obligations" shall include, without limitation, all obligations, liabilities and indebtedness of such corporations, or any one of them, to Agent and/or any of the Lenders, whether such obligations, liabilities and indebtedness shall be joint, several, joint and several or individual. Unless otherwise specified in this Agreement, the parties hereto anticipate that any notice, request, consent, report or other information or agreement to be delivered in connection with this Agreement by Borrowers to Agent and/or any of the Lenders will be executed by Panaco, on behalf of Borrowers, and that any such notice, request, consent, report or other information or agreement delivered to Agent and/or any of the Lenders and executed by Panaco shall be deemed to be executed by Panaco on behalf of all the Borrowers, and each Borrower hereby irrevocably authorizes and directs Panaco to do the same on its behalf and irrevocably appoints Panaco as its attorney in fact for such purpose and to do all other things, on behalf of Panaco and Borrowers, contemplated under this Agreement and the other Loan Documents. In addition, unless otherwise specified in this Agreement, the parties hereto anticipate that any advances made hereunder by Agent and/or any of the Lenders to Borrowers shall be disbursed directly to Panaco.

     2. LOAN AND TERMS OF PAYMENT

        2.1 Revolving Advances.

     (a) Subject to the terms and conditions of this Agreement and during the term of this Agreement, each Lender agrees to make advances ("Advances") to Borrower in an amount at any one time outstanding not to exceed such Lender's Pro Rata Share of an amount equal to the least of (i) the Maximum Revolving Amount less the Letter of Credit/Hedging Arrangement Usage, or (ii) the Borrowing Base, less (A) the aggregate amount of all Letter of Credit/Hedging Arrangement Usage, less (B) the aggregate amount of the Reserves Against Availability, or (iii) the Unsecured Note Indebtedness Limitation. For purposes of this Agreement, the "Borrowing Base," as of any date of determination (which, in the absence of the occurrence and continuation of an Event of Default, shall be determined no less frequently than monthly), shall mean the result of:

                     (w) 65% of Borrower's Eligible Proved Developed Producing Reserves, plus

                     (x) 45% of Borrower's Eligible Proved Developed Non-Producing Reserves, plus

                     (y) 40% of Borrower's Eligible Proved Undeveloped Reserves, minus

                     (z) the sum of aggregate amount of reserves, if any, established by Agent under Section 2.1(b).

In determining the Borrowing Base as of any date of determination, (a) if such date of determination is March 1st or September 1st, the Proved Reserves shall be based upon the volumetric quantity and production forecasts and the related lease operating expenses of Proved Reserves estimated in the Reserve Report for the immediately preceding December 31st or June 30th, as applicable, minus the amount of Proved Reserves that has been sold or produced since the date of the Reserve Report, and (b) in the case of a Borrowing Base determined on the first day of any other month, the Proved Reserves shall be based upon the volumetric quantity and production forecasts and the related lease operating expenses of Proved Reserves estimated in the most recently delivered Reserve Report minus the amount of Proved Reserves that has been sold or produced since the date of such Reserve Report.

The Lenders shall have no obligation to make further Advances hereunder to the extent they would cause the outstanding Revolving Facility Usage to exceed the Maximum Revolving Amount.

Amounts borrowed pursuant to this Section 2.1 may be repaid and, subject to the terms and conditions of this Agreement, reborrowed at any time during the term of this Agreement.

     (b) Advance Rate  Adjustments and Reserves;  Proved Reserves  Reappraisals.

               (i) Anything to the contrary in this Section notwithstanding, Agent shall have the right to establish reserves against the Borrowing Base in such amounts as Foothill, in its reasonable judgment (from the perspective of an asset-based lender) shall deem necessary or appropriate, including reserves on account of (A) sums that Borrower is required to pay (such as taxes, assessments, insurance premiums, or, in the case of leased assets, rents or other amounts payable under such leases) and has failed to pay under any Section of this Agreement or any other Loan Document, and (B) without duplication of the foregoing, amounts owing by such Borrower to any Person to the extent secured by a Lien on, or trust over, any of the Collateral, which Lien or trust, in the reasonable determination of Foothill (from the perspective of an asset-based lender), would be likely to have a priority superior to the Agent's Liens (such as landlord liens, ad valorem taxes, or sales taxes where given priority under applicable law) in and to such item of Collateral.

               (ii) Agent shall have the right to require, from time to time, Borrower to deliver updated Reserve Reports whereby the volumetric quantity and production forecasts and related lease operating expenses of Proved Reserves are redetermined from time to time by a qualified petroleum engineer approved by Agent after the Closing Date for the purpose of recalculating the NYMEX Value of the Proved Reserves located at the Oil and Gas Property Collateral. In the absence of the occurrence and continuation of an Event of Default, such redeterminations shall occur semi-annually on December 31st and June 30th of each year, and such appraisals shall be delivered to Agent not later than 60 days after each such date.

     (c) Procedure for Borrowing. Each Borrowing shall be made upon Borrower's irrevocable request therefor (the "Borrowing Request") either delivered in writing or made by telephone to Agent (which notice must be received by Agent

(x) no later than 1:00 p.m. (New York time) on the Business Day immediately preceding the requested Funding Date if the aggregate amount requested to be borrowed on such day by Borrower exceeds $5,000,000, and (y) no later than 1:00 p.m. (New York time) on the same Business Day as the requested Funding Date if the aggregate amount requested to be borrowed on such day by Borrower is less than $5,000,000) specifying (i) the amount of the Borrowing, and (ii) the requested Funding Date, which shall be a Business Day, and each such Borrowing Request shall be accompanied by a Reserve Report with respect to any Oil and Gas Properties which are to be acquired by Borrower. All Advances requested in any Borrowing Request must be in an amount not less than $1,000,000 and integral multiples of $500,000 in excess thereof.

     (d) Agent's Election. Promptly after receipt of a request for a Borrowing pursuant to Section 2.1(c), Agent shall elect, in its discretion, (i) to have the terms of Section 2.1(e) apply to such requested Borrowing, or (ii) to request Foothill to make a Foothill Loan pursuant to the terms of Section 2.1(f) in the amount of the requested Borrowing; provided, however, that if Foothill declines in its sole discretion to make a Foothill Loan pursuant to
Section 2.1(f), Agent shall elect to have the terms of Section 2.1(e) apply to such requested Borrowing.

     (e) Making of Advances.

               (i) In the event that Agent shall elect to have the terms of this Section 2.1(e) apply to a requested Borrowing as described in Section 2.1(d), then promptly after receipt of a request for a Borrowing pursuant to
Section 2.1(c), Agent shall notify the Lenders, not later than 4:00 p.m. (New York time) on the Business Day immediately preceding the Funding Date applicable thereto, by telecopy, telephone, or other similar form of transmission, of the requested Borrowing. Each Lender shall make the amount of such Lender's Pro Rata Share of the requested Borrowing available to Agent in immediately available funds, to such account of Agent as Agent may designate, not later than 1:00 p.m. (New York time) on the Funding Date applicable thereto. After Agent's receipt of the proceeds of such Advances, upon satisfaction of the applicable conditions precedent set forth in Section 3 hereof, Agent shall make the proceeds of such Advances available to Borrower on the applicable Funding Date by transferring same day funds equal to the proceeds of such Advances received by Agent to Borrower's Designated Account; provided, however, that, subject to the provisions of Section 2.1(k), Agent shall not request any Lender to make, and no Lender shall have the obligation to make, any Advance if Agent shall have received written notice from any Lender, or otherwise has actual knowledge, that
(1) one or more of the applicable conditions precedent set forth in Section 3 will not be satisfied on the requested Funding Date for the applicable Borrowing unless such condition has been waived, or (2) the requested Borrowing would exceed the Availability of the Borrower requesting the Advance on such Funding Date.

               (ii) Unless Agent receives notice from a Lender on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one (1) Business Day prior to the date of such Borrowing, that such Lender will not make available as and when required hereunder to Agent for the account of Borrower the amount of that Lender's Pro Rata Share of the Borrowing, Agent may assume that each Lender has made or will make such amount available to Agent in immediately available funds on the Funding Date and Agent may (but shall not be so required), in reliance upon such assumption, make available to Borrower on such date a corresponding amount. If and to the extent any Lender shall not have made its full amount available to Agent in immediately available funds and Agent in such circumstances has made available to Borrower such amount, that Lender shall on the Business Day following such Funding Date make such amount available to Agent, together with interest at the Defaulting Lenders Rate for each day during such period. A notice submitted by Agent to any Lender with respect to amounts owing under this subsection shall be conclusive, absent manifest error. If such amount is so made available, such payment to Agent shall constitute such Lender's Advance on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to Agent on the Business Day following the Funding Date, Agent will notify Borrower of such failure to fund and, upon demand by Agent, Borrower shall pay such amount to Agent for Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Advances composing such Borrowing. The failure of any Lender to make any Advance on any Funding Date shall not relieve any other Lender of any obligation hereunder to make an Advance on such Funding Date, but no Lender shall be responsible for the failure of any other Lender to make the Advance to be made by such other Lender on any Funding Date.

               (iii) Agent shall not be obligated to transfer to a Defaulting Lender any payments made by Borrower to Agent for the Defaulting Lender's benefit; nor shall a Defaulting Lender be entitled to the sharing of any payments hereunder. Amounts payable to a Defaulting Lender shall instead be paid to or retained by Agent. Agent may hold and, in its discretion, re-lend to Borrower the amount of all such payments received or retained by it for the account of such Defaulting Lender. Solely for the purposes of voting or consenting to matters with respect to the Loan Documents and determining Pro Rata Shares, such Defaulting Lender shall be deemed not to be a "Lender" and such Lender's Commitment shall be deemed to be zero (-0-). This section shall remain effective with respect to such Lender until (x) the Obligations under this Agreement shall have been declared or shall have become immediately due and payable or (y) the requisite non-Defaulting Lenders and Agent shall have waived such Lender's default in writing. The operation of this section shall not be construed to increase or otherwise affect the Commitment of any Lender, or relieve or excuse the performance by Borrower of its duties and obligations hereunder.

     (f) Making of Foothill Loans.

               (i) In the event Agent shall elect, with the consent of Foothill as a Lender, to have the terms of this Section 2.1(f) apply to a requested Borrowing as described in Section 2.1(d), Foothill as a Lender shall make an Advance in the amount of such Borrowing (any such Advance made solely by Foothill as a Lender pursuant to this Section 2.1(f) being referred to as a "Foothill Loan" and such Advances being referred to collectively as "Foothill Loans") available to Borrower on the Funding Date applicable thereto by transferring same day funds to Borrower's Designated Account. Each Foothill Loan is an Advance hereunder and shall be subject to all the terms and conditions applicable to other Advances, except that all payments thereon shall be payable to Foothill as a Lender solely for its own account (and for the account of the holder of any participation interest with respect to such Advance). Subject to the provisions of Section 2.1(k), Agent shall not request Foothill as a Lender to make, and Foothill as a Lender shall not make, any Foothill Loan if Agent shall have received written notice from any Lender, or otherwise has actual knowledge, that (i) one or more of the applicable conditions precedent set forth in Section 3 will not be satisfied on the requested Funding Date for the applicable Borrowing unless such condition has been waived, or (ii) the requested Borrowing would exceed the Availability of Borrower on such Funding Date. Foothill as a Lender shall not otherwise be required to determine whether the applicable conditions precedent set forth in Section 3 have been satisfied on the Funding Date applicable thereto prior to making, in its sole discretion, any Foothill Loan.

               (ii) The Foothill Loans shall be secured by the Collateral and shall constitute Advances and Obligations hereunder, and shall bear interest  at the rate  applicable  from  time to time to  Advances  pursuant  to
Section 2.6 hereof.

     (g) Agent Advances.

               (i) Subject to the limitations set forth in the proviso contained in this Section 2.1(g), Agent hereby is authorized by Borrower and the Lenders, from time to time in Agent's sole discretion, (1) after the occurrence and during the continuance of a Default or an Event of Default, or (2) at any time that any of the other applicable conditions precedent set forth in Section 3 have not been satisfied, to make Advances to either Borrower on behalf of the Lenders that Agent, in its reasonable business judgment, deems necessary or desirable (A) to preserve or protect the Collateral, or any portion thereof, (B) to enhance the likelihood of repayment of the Obligations, or (C) to pay any other amount chargeable to Borrower pursuant to the terms of this Agreement, including Lender Group Expenses and the costs, fees, and expenses described in
Section 10 (any of the Advances described in this Section 2.1(g) being hereinafter referred to as "Agent Advances"); provided, that the Required Lenders may at any time revoke Agent's authorization contained in this Section 2.1(g) to make Agent Advances, any such revocation to be in writing and to become effective upon Agent's receipt thereof.

               (ii) Agent Advances shall be repayable on demand and secured by the Collateral, shall constitute Advances and Obligations hereunder, and shall bear interest at the rate applicable from time to time to the Advances pursuant to Section 2.6 hereof.

     (h) Settlement. It is agreed that each Lender's funded portion of the Advances is intended by the Lenders to equal, at all times, such Lender's Pro Rata Share of the outstanding Advances. Such agreement notwithstanding, Agent, Foothill, and the other Lenders agree (which agreement shall not be for the benefit of or enforceable by Borrower) that in order to facilitate the administration of this Agreement and the other Loan Documents, settlement among them as to the Advances, the Foothill Loans, and the Agent Advances shall take place on a periodic basis in accordance with the following provisions:

               (i) Agent shall request settlement ("Settlement") with the Lenders on a weekly basis, or on a more frequent basis if so determined by
Agent, (1) on behalf of Foothill, with respect to each outstanding Foothill Loan, (2) for itself, with respect to each Agent Advance, and (3) with respect to Collections received, as to each by notifying the Lenders by telecopy, telephone, or other similar form of transmission, of such requested Settlement, no later than 5:00 p.m. (New York time) on the Business Day immediately prior to the date of such requested Settlement (the date of such requested Settlement being the "Settlement Date"). Such notice of a Settlement Date shall include a summary statement of the amount of outstanding Advances, Foothill Loans, and Agent Advances for the period since the prior Settlement Date, the amount of repayments received in such period, and the amounts allocated to each Lender of the interest, fees, and other charges for such period. Subject to the terms and conditions contained herein (including Section 2.1(e)(iii)): (y) if a Lender's balance of the Advances, Foothill Loans, and Agent Advances exceeds such Lender's Pro Rata Share of the Advances, Foothill Loans, and Agent Advances as of a Settlement Date, then Agent shall by no later than 3:00 p.m. (New York time) on the Settlement Date transfer in immediately available funds to the account of such Lender as such Lender may designate, an amount such that each such Lender shall, upon receipt of such amount, have as of the Settlement Date, its Pro Rata Share of the Advances, Foothill Loans, and Agent Advances; and (z) if a Lender's balance of the Advances, Foothill Loans, and Agent Advances is less than such Lender's Pro Rata Share of the Advances, Foothill Loans, and Agent Advances as of a Settlement Date, such Lender shall no later than 3:00 p.m. (New York time) on the Settlement Date transfer in immediately available funds to such account of Agent as Agent may designate, an amount such that each such Lender shall, upon transfer of such amount, have as of the Settlement Date, its Pro Rata Share of the Advances, Foothill Loans, and Agent Advances. Such amounts made available to Agent under clause (z) of the immediately preceding sentence shall be applied against the amounts of the applicable Foothill Loan or Agent Advance and, together with the portion of such Foothill Loan or Agent Advance representing Foothill's Pro Rata Share thereof, shall constitute Advances of such Lenders. If any such amount is not made available to Agent by any Lender on the Settlement Date applicable thereto to the extent required by the terms hereof, Agent shall be entitled to recover for its account such amount on demand from such Lender together with interest thereon at the Defaulting Lenders Rate.

               (ii) In determining whether a Lender's balance of the Advances, Foothill Loans, and Agent Advances is less than, equal to, or greater than such Lender's Pro Rata Share of the Advances, Foothill Loans, and Agent Advances as of a Settlement Date, Agent shall, as part of the relevant Settlement, apply to such balance the portion of payments actually received in good funds by Agent or Foothill with respect to principal, interest, fees payable by Borrower and allocable to the Lenders hereunder, and proceeds of Collateral. To the extent that a net amount is owed to any such Lender after such application, such net amount shall be distributed by Agent or Foothill to that Lender as part of such next Settlement.

               (iii) Between Settlement Dates, Agent, to the extent no Agent Advances or Foothill Loans are outstanding, may pay over to Foothill any payments received by Agent, that in accordance with the terms of this Agreement would be applied to the reduction of the Advances, for application to Foothill's Pro Rata Share of the Advances. If, as of any Settlement Date, Collections received since the then immediately preceding Settlement Date have been applied to Foothill's Pro Rata Share of the Advances other than to Foothill Loans or Agent Advances, as provided for in the previous sentence, Foothill shall pay to Agent for the accounts of the Lenders, and Agent shall pay to the Lenders, to be applied to the outstanding Advances of such Lenders, an amount such that each Lender shall, upon receipt of such amount, have, as of such Settlement Date, its Pro Rata Share of the Advances. During the period between Settlement Dates, Foothill with respect to Foothill Loans, Agent with respect to Agent Advances, and each Lender with respect to the Advances other than Foothill Loans and Agent Advances, shall be entitled to interest at the applicable rate or rates payable under this Agreement on the daily amount of funds employed by Foothill, Agent, or the Lenders, as applicable.

     (i) Notation. Agent shall record on its books the principal amount of the Advances owing to each Lender, including the Foothill Loans owing to Foothill, and Agent Advances owing to Agent, and the interests therein of each Lender, from time to time. In addition, each Lender is authorized, at such Lender's option, to note the date and amount of each payment or prepayment of principal of such Lender's Advances in its books and records, including computer records, such books and records constituting rebuttably presumptive evidence, absent manifest error, of the accuracy of the information contained therein.

     (j) Lenders' Failure to Perform.All Advances (other than Foothill Loans and Agent Advances) shall be made by the Lenders simultaneously and in accordance with their Pro Rata Shares. It is understood that (i) no Lender shall be responsible for any failure by any other Lender to perform its obligation to make any Advances hereunder, nor shall any Commitment of any Lender be increased or decreased as a result of any failure by any other Lender to perform its obligation to make any Advances hereunder, and (ii) no failure by any Lender to perform its obligation to make any Advances hereunder shall excuse any other Lender from its obligation to make any Advances hereunder.

     (k) Optional Overadvances. Any contrary provision of this Agreement notwithstanding, if the condition for borrowing under Section 3.2(d) cannot be fulfilled, the Lenders nonetheless hereby authorize Agent or Foothill, as applicable, and Agent or Foothill, as applicable, may, but is not obligated to, knowingly and intentionally continue to make Advances (including Foothill Loans) to Borrower such failure of condition notwithstanding, so long as, at any time
(i) the outstanding Revolving Facility Usage does not exceed the Borrowing Base by more than the lesser of (A) seven and one-half percent (7.5%) of the Borrowing Base or (B) $1,500,000, and (ii) the outstanding Revolving Facility Usage (except for and excluding amounts charged to the Loan Account for interest, fees, or Lender Group Expenses) does not exceed the Maximum Revolving Amount. The foregoing provisions are for the sole and exclusive benefit of Agent, Foothill, and the Lenders and are not intended to benefit Borrower in any way. The Advances and Foothill Loans, as applicable, that are made pursuant to this Section 2.1(k) shall be subject to the same terms and conditions as any other Advance or Foothill Loan, as applicable, except that the rate of interest applicable thereto shall be the rates set forth in Section 2.6(b) hereof without regard to the presence or absence of a Default or Event of Default; provided, that the Required Lenders may, at any time during the continuance of an Event of Default or if Borrower fails to satisfy any other material lending condition, revoke Agent's authorization contained in this Section 2.1(k) to make Overadvances (except for and excluding amounts charged to the Loan Account for interest, fees, or Lender Group Expenses), any such revocation to be in writing and to become effective upon Agent's receipt thereof.

               In the  event Agent  obtains  actual  knowledge  that Revolving
Facility Usage exceeds the amount permitted by the preceding paragraph, regardless of the amount of or reason for such excess, Agent shall notify Lenders as soon as practicable (and prior to making any, or any further, intentional Overadvances (except for and excluding amounts charged to the Loan Account for interest, fees, or Lender Group Expenses)) unless Agent determines that prior notice would result in imminent harm to the Collateral or its value), and the Lenders thereupon shall, together with Agent, jointly determine the terms of arrangements that shall be implemented with Borrower intended to reduce, within a reasonable time, the outstanding principal amount of the Advances to Borrower to an amount permitted by the preceding paragraph. In the event any Lender disagrees over the terms of reduction and/or repayment of any Overadvance, the terms of reduction and/or repayment thereof shall be implemented according to the determination of the Required Lenders.

               Each Lender shall be obligated to settle with Agent as provided in Section 2.1(h) for the amount of such Lender's Pro Rata Share of any unintentional Overadvances by Agent reported to such Lender, any intentional Overadvances made as permitted under this Section 2.1(k), and any Overadvances resulting from the charging to the Loan Account of interest, fees, or Lender Group Expenses.

               (l) Effect of Bankruptcy. If a case is commenced by or against Borrower under the U.S. Bankruptcy Code, or other statute providing for debtor relief, then, unless otherwise agreed by all Lenders, the Lender Group shall not make additional loans or provide additional financial accommodations under the Loan Documents to Borrower as debtor or debtor-in-possession, or to any trustee for Borrower, nor consent to the use of cash collateral (provided that the Loan Account shall continue to be charged, to the fullest extent permitted by law, for accruing interest, fees, and Lender Group Expenses)

          2.2  Letter of Credit Subfacility

     (a) Agreement to Cause Issuance; Amounts; Outside Expiration Date. Subject to the terms and conditions of this Agreement, Agent agrees to issue letters of credit for the account of Borrower (each, an "L/C") or to issue guarantees of payment, indemnities, participations and/or undertakings (each such guaranty, indemnity, participation or undertaking an "L/C Guaranty") with respect to letters of credit issued by an issuing bank for the account of Borrower. Agent shall have no obligation to issue a Letter of Credit if any of the following would result:

               (i) the sum of 100% of the aggregate amount of all Letter of Credit Usage would exceed the Borrowing Base less the amount of outstanding Advances less the aggregate amount of the Hedging Arrangement Usage, less the aggregate amount of Reserves Against Availability and reserves established under Section 2.1(b); or

               (ii) the aggregate amount of all Letter of Credit Usage would exceed the least of: (x) the Maximum Revolving Amount less the amount of outstanding Advances less the aggregate amount of the

          Hedging Arrangement Usage, less the aggregate amount of Reserves Against Availability and reserves established under Section 2.1(b); or (y) the Unsecured Note Indebtedness Limitation; or

               (iii) the outstanding  Obligations  would   exceed  the  Maximum
          Revolving Amount; or

               (iv) the aggregate amount of all Letter of Credit Usage would exceed $4,000,000; or

               (v) the aggregate amount of all Letter of Credit/Hedging Agreement Usage would exceed $10,000,000.

Borrower expressly understands and agrees that Agent shall have no obligation to arrange for the issuance by issuing banks of the letters of credit that are to be the subject of L/C Guarantees. Borrower and the Lender Group acknowledge and agree that certain of the letters of credit that are to be the subject of L/C Guarantees may be outstanding on the Closing Date. Each Letter of Credit shall have an expiry date no later than 60 days prior to the date on which this Agreement is scheduled to terminate under Section 3.4 (without regard to any potential renewal term) and all such Letters of Credit shall be in form and substance acceptable to Agent in its sole discretion. If the Lender Group is obligated to advance funds under a Letter of Credit, Borrower immediately shall reimburse such amount to Agent and, in the absence of such reimbursement, the amount so advanced immediately and automatically shall be deemed to be an Advance hereunder and, thereafter, shall bear interest at the rate then applicable to such Advances under Section 2.6.

     (b) Indemnification. Borrower hereby agrees to indemnify, save, defend, and hold the Lender Group harmless from any loss, cost, expense, or liability, including payments made by the Lender Group, expenses, and reasonable attorneys fees incurred by the Lender Group arising out of or in connection with any Letter of Credit. Borrower agrees to be bound by the issuing bank's regulations and interpretations of any Letters of Credit guarantied by the Lender Group and opened to or for Borrower's account or by Agent's interpretations of any L/C issued by the Lender Group to or for Borrower's account, even though this interpretation may be different from Borrower's own, and Borrower understands and agrees that the Lender Group shall not be liable for any error, negligence, or mistake, whether of omission or commission, in following Borrower's instructions or those contained in the Letter of Credit or any modifications, amendments, or supplements thereto. Borrower understands that the L/C Guarantees may require the Lender Group to indemnify the issuing bank for certain costs or liabilities arising out of claims by Borrower against such issuing bank. Borrower hereby agrees to indemnify, save, defend, and hold the Lender Group harmless with respect to any loss, cost, expense (including reasonable attorneys fees), or liability incurred by the Lender Group under any L/C Guaranty as a result of the Lender Group's indemnification of any such issuing bank.

     (c) Supporting Materials. Borrower hereby authorizes and directs any bank that issues a letter of credit guaranteed by the Lender Group to deliver to Agent all instruments, documents, and other writings and property received by the issuing bank pursuant to such letter of credit, and to accept and rely upon

Agent's instructions and agreements with respect to all matters arising in connection with such letter of credit and the related application. Borrower may or may not be the "applicant" or "account party" with respect to such letter of credit.

     (d) Compensation for Letters of Credit. Any and all charges, commissions, fees, and costs incurred by Agent relating to the letters of credit guaranteed by the Lender Group shall be considered Lender Group Expenses for purposes of this Agreement and immediately shall be reimbursable by Borrower to Agent.

     (e) Cash Collateral. Immediately upon the termination of this Agreement, Borrower agrees to either (i) provide cash collateral to be held by Agent in an amount equal to 110% of the maximum amount of the Lender Group's obligations under outstanding Letters of Credit, or (ii) cause to be delivered to Agent releases of all of the Lender Group's obligations under outstanding Letters of Credit. At Agent's discretion, any proceeds of Collateral received by Agent after the occurrence and during the continuation of an Event of Default may be held as the cash collateral required by this Section 2.2(e).

     (f) Increased Costs. If by reason of (i) any change in any applicable law, treaty, rule, or regulation or any change in the interpretation or application by any governmental authority of any such applicable law, treaty, rule, or regulation, or (ii) compliance by the issuing bank or Agent with any direction, request, or requirement (irrespective of whether having the force of law) of any governmental authority or monetary authority including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect (and any successor thereto):

                    a. any reserve, deposit, or similar requirement is or shall be imposed or modified in respect of any Letters of Credit issued hereunder, or

                    b. there shall be imposed on the issuing bank or any other condition regarding any letter of credit, or Letter of Credit, as applicable, issued pursuant hereto;

and the result of the foregoing is to increase, directly or indirectly, the cost to the issuing bank or the Lender Group of issuing, making, guaranteeing, or maintaining any letter of credit, or Letter of Credit, as applicable, or to reduce the amount receivable in respect thereof by such issuing bank or the Lender Group, then, and in any such case, the Lender Group may, at any time within a reasonable period after the additional cost is incurred or the amount received is reduced, notify Borrower, and Borrower shall pay on demand such amounts as the issuing bank or Agent may specify to be necessary to compensate the issuing bank or the Lender Group for such additional cost or reduced receipt, together with interest on such amount from the date of such demand until payment in full thereof at the rate set forth in Section 2.6(a)(i) or
(c)(i), as applicable. The determination by the issuing bank or Agent, as the case may be, of any amount due pursuant to this Section 2.2(f), as set forth in a certificate setting forth the calculation thereof in reasonable detail, shall, in the absence of manifest or demonstrable error, be final and conclusive and binding on all of the parties hereto.

     (g)  Participations.

     (1) Purchase of Participations. Immediately upon issuance of any Letter of Credit in accordance with this Section 2.2, each Lender shall be deemed to have irrevocably and unconditionally purchased and received without recourse or warranty, an undivided interest and participation in the credit support or enhancement provided through Agent to such issuer in connection with the issuance of such Letter of Credit, equal to such Lender's Pro Rata Share of the face amount of such Letter of Credit (including, without limitation, all obligations of Borrower with respect thereto, and any security therefor or guaranty pertaining thereto).

     (2) Documentation. Upon the request of any Lender, Agent shall furnish to such Lender copies of any Letter of Credit, reimbursement agreements executed in connection therewith, application for any Letter of Credit and credit support or enhancement provided through Agent in connection with the issuance of any Letter of Credit, and such other documentation as may reasonably be requested by such Lender.

     (3) Obligations Irrevocable. The obligations of each Lender to make payments to Agent with respect to any Letter of Credit or with respect to any credit support or enhancement provided through Agent with respect to a Letter of Credit, and the obligations of Borrower to make payments to Agent, for the account of the Lenders, shall be irrevocable, not subject to any qualification or exception whatsoever, including any of the following circumstances:

     (i) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

     (ii) the existence of any claim, setoff, defense or other right which Borrower may have at any time against a beneficiary named in a Letter of Credit or any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), any Lender, Agent, the issuer of such Letter of Credit, or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between Borrower or any other Person and the beneficiary named in any Letter of Credit);

     (iii) any draft, certificate or any other document presented under the Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

     (iv) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents; or

     (v) the  occurrence of any Default or Event of Default.

     (h) Recovery or Avoidance of Payments. In the event any payment by or on behalf of Borrower received by Agent with respect to any Letter of Credit (or any guaranty by Borrower or reimbursement obligation of Borrower relating thereto) and distributed by the Agent to the Lenders on account of their respective participations therein, is thereafter set aside, avoided or recovered from Agent in connection with any receivership, liquidation or bankruptcy proceeding, the Lenders shall, upon demand by Agent, pay to Agent their respective Pro Rata Shares of such amount set aside, avoided or recovered, together with interest at the rate required to be paid by Agent upon the amount required to be repaid by it.

     2.3 Hedging Arrangement Subfacility

     (a) Agreement to Cause Issuance; Amounts; Outside Expiration Date. Subject to the terms and conditions of this Agreement, Agent agrees to issue guarantees of payment, indemnities, participations and/or undertakings related to Hedging Agreements (each such guaranty, indemnity, participation or other undertaking, a "Hedging Agreement Undertaking") with respect to Hedging Agreements entered into with, or arranged by or through, directly or indirectly, one or more financial institutions acceptable to Agent (each, an "Arranging Institution") for the account of Borrower. Agent shall have no obligation to issue a Hedging Agreement Undertaking to Borrower if any of the following would result:

     (i) the sum of 100% of the aggregate amount of all Hedging Arrangement Usage, would exceed the Borrowing Base less the amount of outstanding Advances less the aggregate amount of the Letter of Credit Usage, less the aggregate amount of Reserves Against Availability and reserves established under
Section 2.1(b);  or

     (ii) the aggregate amount of all Hedging Arrangement Usage would exceed the least of: (x) the Maximum Revolving Amount less the amount of outstanding Advances less the aggregate amount of the Letter of Credit Usage, less the aggregate amount of Reserves Against Availability and reserves established under
Section 2.1(b); or (y) the Unsecured Note Indebtedness Limitation; or

     (iv) the aggregate amount of all Letter of Credit/Hedging Arrangement Usage would exceed $10,000,000.

Borrower expressly understands and agrees that Agent shall have no obligation to arrange for any Arranging Institution to enter into or arrange any Hedging Agreement that is to be the subject of Hedging Agreement Undertakings. Borrower and the Lender Group acknowledge and agree that certain of the Hedging Agreements that are to be the subject of Hedging Agreement Undertakings may be outstanding on the Closing Date. Each Hedging Agreement that is to be subject of a Hedging Agreement Undertaking shall have an expiry date no later than the date on which this Agreement is scheduled to terminate under Section 3.4 (without regard to any potential renewal term until such time as the renewal term has been exercised and became effective) and all such Hedging Agreements and Hedging Agreement Undertakings shall be in form and substance acceptable to Agent in its sole discretion. If the Lender Group is obligated to advance funds under a Hedging Agreement Undertaking, Borrower immediately shall reimburse such amount to Agent and, in the absence of such reimbursement, the amount so advanced immediately and automatically shall be deemed to be an Advance hereunder and, thereafter, shall bear interest at the rate then applicable to such Advances under Section 2.6.

     (b) Indemnification. Borrower hereby agrees to indemnify, save, defend, and hold the Lender Group harmless from any loss, cost, expense, or liability, including payments made by the Lender Group, expenses, and reasonable attorneys fees incurred by the Lender Group arising out of or in connection with any Hedging Agreement Undertaking. Borrower agrees to be bound by the Arranging Institution's regulations and interpretations of any Hedging Agreements guarantied, indemnified, participated in or otherwise undertaken by the Lender Group and opened to or for Borrower's account or by Agent's interpretations of any Hedging Agreement Undertaking issued by the Lender Group to or for Borrower's account, even though this interpretation may be different from Borrower's own, and Borrower understands and agrees that the Lender Group shall not be liable for any error, negligence, or mistake, whether of omission or commission, in following Borrower's instructions or those contained in the Hedging Agreements or any modifications, amendments, or supplements thereto. Borrower understands that the Hedging Agreement Undertakings may require the Lender Group to indemnify the Arranging Institution for certain costs or liabilities arising out of claims by Borrower against any Arranging Institution. Borrower hereby agrees to indemnify, save, defend, and hold the Lender Group harmless with respect to any loss, cost, expense (including reasonable attorneys fees), or liability incurred by the Lender Group under any Hedging Agreement Undertaking as a result of the Lender Group's indemnification of any Arranging Institution.

     (c) Supporting Materials. Borrower hereby authorizes and directs each Arranging Institution to deliver to Agent all instruments, documents, and other writings and property received by such Arranging Institution pursuant to any Hedging Agreements, and, following Agent's notification to such Arranging Institution that an Event of Default has occurred, to accept and rely upon Agent's instructions and agreements with respect to all matters arising in connection with such Hedging Agreement and the related application. Borrower may or may not be the "applicant" or "account party" with respect to such letter of credit.

     (d) Compensation for Hedging Agreement Undertakings. Any and all charges, commissions, fees, and costs incurred by Agent relating to the Hedging Agreements guaranteed by the Lender Group and the Hedging Agreement Undertakings shall be considered Lender Group Expenses for purposes of this Agreement and immediately shall be reimbursable by Borrower to Agent.

     (e) Cash Collateral. Immediately upon the termination of this Agreement, Borrower agrees to either (i) provide cash collateral to be held by Agent in an amount equal to 110% of the maximum amount of the Lender Group's obligations under outstanding Hedging Agreement Undertakings, or (ii) cause to be delivered to Agent releases of all of the Lender Group's obligations under outstanding
Hedging Agreement Undertakings. At Agent's discretion, any proceeds of Collateral received by Agent after the occurrence and during the continuation of an Event of Default may be held as the cash collateral required by this Section 2.3(e).

     (f) Increased Costs. If by reason of (i) any change in any applicable law, treaty, rule, or regulation or any change in the interpretation or application by any governmental authority of any such applicable law, treaty, rule, or regulation, or (ii) compliance by any Arranging Institution or Agent with any direction, request, or requirement (irrespective of whether having the force of law) of any governmental authority or monetary authority including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect (and any successor thereto):

     a. any reserve, deposit, or similar requirement is or shall be imposed or modified in respect of any Hedging Agreement Undertaking or Hedging Agreements guaranteed indemnified, participated in or with respect to which there is any undertaking hereunder, or

     b. there shall be imposed on any Arranging Institution or any other condition regarding any Hedging Agreement or Hedging Agreement Undertaking;

and the result of the foregoing is to increase, directly or indirectly, the cost to an Arranging Institution or the Lender Group of issuing, making, guaranteeing, or maintaining any Hedging Agreement or Hedging Agreement Undertaking, as applicable, or to reduce the amount receivable in respect thereof by any Arranging Institution or the Lender Group, then, and in any such case, the Lender Group may, at any time within a reasonable period after the additional cost is incurred or the amount received is reduced, notify Borrower, and Borrower shall pay on demand such amounts as any Arranging Institution or Agent may specify to be necessary to compensate the Arranging Institution or the Lender Group for such additional cost or reduced receipt, together with interest on such amount from the date of such demand until payment in full thereof at the rate set forth in Section 2.6(a)(i) or (c)(i), as applicable. The determination by any Arranging Institution or Agent, as the case may be, of any amount due pursuant to this Section 2.3(f), as set forth in a certificate setting forth the calculation thereof in reasonable detail, shall, in the absence of manifest or demonstrable error, be final and conclusive and binding on all of the parties hereto.

     (g) Participations.

     (1) Purchase of Participations. Immediately upon issuance of any Hedging Agreement Undertaking in accordance with this Section 2.3, each Lender shall be deemed to have irrevocably and unconditionally purchased and received without recourse or warranty, an undivided interest and participation in the credit support or enhancement provided through Agent to such issuer in connection with the issuance of such Hedging Agreement Undertaking, equal to such Lender's Pro Rata Share of the face amount of such Hedging Agreement Undertaking (including, without limitation, all obligations of Borrower with respect thereto, and any security therefor or Undertaking pertaining thereto).

     (2) Documentation. Upon the request of any Lender, Agent shall furnish to such Lender copies of any Hedging Agreement, reimbursement agreements executed in connection therewith, application for any Hedging Agreement and credit support or enhancement provided through Agent in connection with the entering into or arrangement of any Hedging Agreement guaranteed hereunder or the issuance of any Hedging Agreement Undertaking, and such other documentation as may reasonably be requested by such Lender.

     (3) Obligations Irrevocable. The obligations of each Lender to make payments to Agent with respect to any Hedging Agreement, Hedging Agreement Undertaking or with respect to any credit support or enhancement provided through Agent with respect to a any Hedging Agreement or Hedging Agreement Undertaking, and the obligations of Borrower to make payments to Agent, for the account of the Lenders, shall be irrevocable, not subject to any qualification or exception whatsoever, including any of the following circumstances:

     (i) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

     (ii) the existence of any claim, setoff, defense or other right which Borrower may have at any time against a counterparty to any Hedging Agreement or any transferee of any Hedging Agreement (or any Person for whom any such transferee may be acting), any Lender, Agent, any Arranging Institution, or any other Person, whether in connection with this Agreement, any Hedging Agreement, any Hedging Agreement Undertaking, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between Borrower or any other Person and the counterparty to the Hedging Agreement);

     (iii) any draft, certificate or any other document presented under any Hedging Agreement or Hedging Agreement Undertaking proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

     (iv) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents;

or (v)  the
occurrence of any Default or Event of Default.

     (h) Recovery or Avoidance of Payments. In the event any payment by or on behalf of Borrower received by Agent with respect to any Hedging Agreement Undertaking (or any guaranty by Borrower or reimbursement obligation of Borrower relating thereto) and distributed by the Agent to the Lenders on account of their respective participations therein, is thereafter set aside, avoided or recovered from Agent in connection with any receivership, liquidation or bankruptcy proceeding, the Lenders shall, upon demand by Agent, pay to Agent their respective Pro Rata Shares of such amount set aside, avoided or recovered, together with interest at the rate required to be paid by Agent upon the amount required to be repaid by it.

     2.4   Payments

     (a) Payments by Borrower.

     (i) All payments to be made by Borrower shall be made without set-off, recoupment, deduction, or counterclaim, except as otherwise required by law. Except as otherwise expressly provided herein, all payments by Borrower shall be made to Agent for the account of the Lenders at Agent's address set forth in
Section 12, and shall be made in immediately available funds, no later than 2:00 p.m. (New York time) on the date specified herein. Any payment received by Agent later than 2:00 p.m. (New York time), at the option of Agent, shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue until such following Business Day.

     (ii) Whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

     (iii) Unless Agent receives notice from Borrower prior to the date on which any payment is due to the Lenders that Borrower will not make such payment in full as and when required, Agent may assume that Borrower has made such payment in full to Agent on such date in immediately available funds and Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent Borrower has not made such payment in full to Agent, each Lender shall repay to Agent on demand such amount distributed to such Lender, together with interest thereon at the Reference Rate for each day from the date such amount is distributed to such Lender until the date repaid.

     (b) Apportionment, Application, and Reversal of Payments. Except as otherwise provided with respect to Defaulting Lenders and except as may otherwise be agreed among the Lenders, aggregate principal and interest payments shall be apportioned ratably among the Lenders (according to the unpaid principal balance of the Advances to which such payments relate held by each Lender) and payments of the fees (other than fees designated for Agent's sole and separate account) shall, as applicable, be apportioned ratably among the Lenders. All payments shall be remitted to Agent and all such payments not relating to principal or interest of specific Advances, or not constituting payment of specific fees, and all proceeds of Accounts or other Collateral received by Agent, shall be applied, first, to pay any fees, or expense reimbursements then due to Agent from Borrower; second, to pay any fees or expense reimbursements then due to the Lenders from Borrower; third, to pay interest due in respect of all Advances (including Foothill Loans and Agent
Advances); fourth, to pay or prepay principal of Foothill Loans and Agent Advances; fifth, ratably to pay principal of the Advances (other than Foothill Loans and Agent Advances); sixth, to be held by Agent as cash collateral in accordance with Section 2.2(e) hereof with respect to unreimbursed obligations in respect of Letters of Credit; and seventh, ratably to pay any other Obligations due to Agent or any Lender by Borrower.

     2.5 Overadvances. If, at any time or for any reason, the amount of Obligations pursuant to Sections 2.1 and 2.2 is greater than either the Dollar or percentage limitations set forth in Sections 2.1 or 2.2 (an "Overadvance"), Borrower immediately shall pay to Agent, in cash, the amount of such excess, which amount shall be used by Agent to reduce the Obligations in accordance with the priority set forth in Section 2.4(b).

     2.6 Interest and Letter of Credit Fees: Rates,  Payments,  and Calculations

     (a) Interest Rate. Except as provided in clause (c) and clause (d) below, all Obligations (except for amounts undrawn under Letters of Credit and Hedging Arrangement Usage) shall bear interest on the Daily Balance at a per annum rate equal to the sum of (i) the then applicable Margin as the applicable Margin may change from time to time, plus (ii) the Reference Rate.

     (b) Letter of Credit Fee; Hedging Agreement Undertaking Fee. Borrower shall pay Agent, for the ratable benefit of the Lender Group, a fee (in addition to the charges, commissions, fees, and costs set forth in Section 2.2(d)) equal to 1.5% per annum times the amount of the undrawn Letters of Credit. Borrower shall pay Agent, for the ratable benefit of the Lender Group, a fee (in addition to the charges, commissions, fees, and costs set forth in Section 2.3(d)) equal to 1.5% per annum times the amount of the Hedging Arrangements Usage.

     (c) Default Rate. Upon the occurrence and during the continuation of an Event of Default, (i) all Obligations (except amounts undrawn under Letters of Credit and Hedging Arrangement Usage) shall bear interest at a per annum rate equal to the sum of (A) the then applicable Default Margin as the applicable
Default Margin may change from time to time, plus (B) the Reference Rate, (ii) the Letter of Credit fee provided in Section 2.6(b) shall be increased to 5.5% per annum times the amount of the undrawn Letters of Credit that were outstanding during the immediately preceding month, and (iii) the Hedging Agreement Undertaking fee provided in Section 2.6(b) shall be increased to 5.5% per annum times the amount of the Hedging Arrangement Usage that was outstanding during the immediately preceding month.

     (d) Minimum Interest. In no event shall the rate of interest chargeable under Section 2.6(a) for any day be less than 8% per annum. To the extent that interest accrued hereunder at the rate set forth in such section would be less than the foregoing minimum daily rate, the interest rate chargeable hereunder for such day automatically shall be deemed increased to the minimum rate.

     (e) Payments. Interest and Letter of Credit fees payable hereunder shall be due and payable, in arrears, on the first day of each month during the term hereof. Borrower hereby authorizes Agent, at its option, without prior notice to Borrower, to charge such interest and Letter of Credit fees, all Lender Group Expenses (as and when incurred), the charges, commissions, fees, and costs provided for in Section 2.2(d) (as and when accrued or incurred), the fees and charges provided for in Section 2.11 (as and when accrued or incurred), and all installments or other payments due under any Loan Document to Borrower's Loan Account, which amounts thereafter shall accrue interest at the rate then applicable to Advances hereunder. Any interest not paid when due shall be compounded and shall thereafter accrue interest at the rate then applicable to Advances hereunder.

     (f) Computation. The Reference Rate as of the date of this Agreement is 8.25% per annum. In the event the Reference Rate is changed from time to time hereafter, the rate of interest provided for in Section 2.6(a) and Section 2.6(c)(i) and (ii) automatically and immediately shall be increased or decreased by an amount equal to such change in the Reference Rate. All interest and fees chargeable under the Loan Documents shall be computed on the basis of a 360 day year for the actual number of days elapsed.

     (g) Intent to Limit Charges to Maximum Lawful Rate. It is the intention of the parties hereto that the Agent or each Lender shall conform strictly to usury laws applicable to it. Accordingly, if the transactions contemplated hereby or by any other Loan Document would be usurious as to the Agent or any Lender under laws applicable to it (including the laws of the United States of America and the State of New York or any other jurisdiction whose laws may be mandatorily applicable to such Lender notwithstanding the other provisions of this Agreement), then, in that event, notwithstanding anything to the contrary in any of the Loan Documents or any agreement entered into in connection with or as security for the Indebtedness, it is agreed as follows: (i) the aggregate of all consideration which constitutes interest under law applicable to Agent or any Lender that is contracted for, taken, reserved, charged or received by Agent or such Lender under any of the Loan Documents or agreements or otherwise in connection with the Indebtedness shall under no circumstances exceed the maximum amount allowed by such applicable law, and any excess shall be canceled automatically and if theretofore paid shall be credited by the Agent or such Lender on the principal amount of the Indebtedness (or, to the extent that the principal amount of the Indebtedness shall have been or would thereby be paid in full, refunded by the Agent or such Lender, as applicable, to the Borrower); and
(ii) in the event that the maturity of the Indebtedness is accelerated by reason of an election of the holder thereof resulting from any Event of Default under this Agreement or otherwise, or in the event of any required or permitted prepayment, then such consideration that constitutes interest under law applicable to Agent or any Lender may never include more than the maximum amount allowed by such applicable law, and excess interest, if any, provided for in this Agreement or otherwise shall be canceled automatically by Agent or such Lender, as applicable, as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited by Agent or such Lender, as applicable, on the principal amount of the Indebtedness (or, to the extent that the principal amount of the Indebtedness shall have been or would thereby be paid in full, refunded by Agent or such Lender to the Borrower). All sums paid or agreed to be paid to Agent or any Lender for the use, forbearance or detention of sums due hereunder shall, to the extent permitted by law applicable to Agent or such Lender, be amortized, prorated, allocated and spread throughout the full term of the Obligations until payment in full so that the rate or amount of interest on account of any Obligations hereunder does not exceed the maximum amount allowed by such applicable law. If at any time and from time to time (i) the amount of interest payable to Agent or any Lender on any date shall be computed at the Highest Lawful Rate (as defined below) applicable to Agent or such Lender pursuant to this Section 2.6(g) and (ii) in respect of any subsequent interest computation period the amount of interest otherwise payable to Agent or such

Lender would be less than the amount of interest payable to Agent or such Lender computed at the Highest Lawful Rate applicable to Agent or such Lender, then the amount of interest payable to Agent or such Lender in respect of such subsequent interest computation period shall continue to be computed at the Highest Lawful Rate applicable to Agent or such Lender until the total amount of interest payable to Agent or such Lender shall equal the total amount of interest which would have been payable to Agent or such Lender if the total amount of interest had been computed without giving effect to this Section 2.6(g). For purposes of this Section 2.6(g), the term "applicable law" shall mean that law in effect from time to time and applicable to the loan transaction between Borrower and the Lender Group that lawfully permits the charging and collection of the highest permissible, lawful non-usurious rate of interest on such loan transaction and this Agreement, including laws of the State of New York and, to the extent controlling, laws of the United States of America. It is intended that, in the event that, notwithstanding the parties' express choice of other law to be applicable to this Agreement, the laws of the State of Texas are included in determining applicable law, Chapters 301 through 306 of the Texas Finance Code, shall be included in any such determination, and that, for the purpose of applying the Texas Finance Code to this Agreement, the maximum interest rate shall be the "weekly ceiling" (as such term is used in Chapter 303 of the Texas Finance Code) from time to time in effect. Any Lender may, from time to time, as to current and future balances, implement any other ceiling under Chapter 303 of the Texas Finance Code by notice to Borrower, if and to the extent permitted by Chapter 303 of the Texas Finance Code. The parties hereto expressly agree that, except for Section 346.004 thereof, the provisions of Chapter 346 of the Texas Finance Code shall not apply to this Agreement or to any of the other Loan Documents or to any Obligations and that neither this Agreement nor any Loan shall be governed by or subject to the provisions of Chapter Fifteen in any manner whatsoever. For purposes of this Section 2.6(g), "Highest Lawful Rate" means, with respect to Agent or any Lender, the maximum non-usurious interest rate, if any, that at any time or from time to time may be contracted for, taken, reserved, charged or received on the Obligations under the laws applicable to Agent or such Lender which are currently in effect or, to the extent allowed by law, under such applicable laws which may hereafter be in effect and which allow a higher maximum non-usurious interest rate than applicable laws now allow.

     2.7  Collection of Accounts.

     (a) Borrower shall, as of the date of this Agreement establish and at all times thereafter maintain one or more bank accounts in Borrower's name (each an "Collection Account" and, collectively, the "Collection Accounts") at the bank set forth on Schedule 2.7 or such other banks as are acceptable to Agent, which Collection Accounts shall be covered by tri-party blocked account agreements among such banks, Agent and Borrower, in form and substance acceptable to Agent. Borrower shall deposit and shall cause each of its Subsidiaries to deposit or cause to be deposited promptly, and in any event no later than the first Business Day after the date of receipt thereof, all cash, checks, drafts or other similar items of payment made in respect of any and all Collateral (whether or not otherwise delivered to a Lockbox) into Collection Accounts at banks set forth on Schedule 2.7. From time to time as requested by Agent, Borrower shall, and shall cause each of its Subsidiaries to, execute and deliver Transfer Orders to Agent, in form and substance satisfactory to Agent, with respect to all present and future rights to payment relating to or arising from the Oil and Gas Property Collateral. Borrower shall not establish any other bank accounts after the date of this Agreement except upon not less than 30 days prior written notice to Agent and the delivery to Agent of a tri-party blocked account agreement in form and substance acceptable to Agent among such bank, Agent and Borrower. Each such blocked account agreement shall provide, among other things, that (i) all items of payment deposited in such accounts and proceeds thereof deposited in the applicable Collection Account are held by such banks as agent or bailee-in-possession for Agent, (ii) the bank executing such agreement has no rights of setoff or recoupment or any other claim against such account, as the case may be, other than for payment of its service fee and other charges directly related to the administration of such account and for returned checks or other items of payment, and (iii) following Agent giving notice to such bank to do so (which notice Agent agrees not to give to such bank prior to the occurrence of a Triggering Event), such bank agrees to immediately forward all amounts received in the applicable Collection Account to the Agent's Account. From and after the occurrence of a Triggering Event, no Borrower shall, or shall cause or permit any Subsidiary thereof to, accumulate or maintain cash in disbursement or payroll accounts as of any date of determination in excess of checks outstanding against such accounts as of that date and amounts necessary to meet minimum balance requirements. As used in this Agreement, "Triggering Event" means: (A) the occurrence or continued existence of an Event of Default or (B) the occurrence or continued existence of the sum of Availability of Borrower (as determined on a combined basis), plus Borrower's immediately available unrestricted cash on hand, minus an amount determined by Agent in its sole discretion that would be sufficient to maintain Borrower's and its Subsidiaries' accounts payable and other current liabilities within reasonable terms (as determined on a consolidated basis) is less than (I) $6,000,000 at any time during the 30 day period immediately following the Closing Date, on (II) $10,000,000 at any time from and after the 31st day following the Closing Date.

     (b) Upon the occurrence of a Triggering Event, each Borrower, upon Agent's written request, (i) shall establish and maintain lock boxes ("Lockboxes") at one or more banks set forth on Schedule 2.7, (ii) shall request in writing and otherwise take such reasonable steps to ensure that all Account Debtors forward payment directly to such Lockboxes, (iii) shall and shall cause each of its Subsidiaries to instruct all Account Debtors with respect to the Accounts, General Intangibles, and Negotiable Collateral of such Borrower or such Subsidiary, as the case may be, to remit all Collections in respect thereof to such Lockbox Account, and (iv) shall, and shall cause each of its Subsidiaries to, deposit all other Collections received by Borrower from any source immediately upon receipt in to the Lockboxes. Borrower, each of Borrower's Subsidiaries, Agent, and the Lockbox Banks shall enter into the Lockbox Agreements, which among other things shall provide for the opening of a Lockbox Account for the deposit of Collections at a Lockbox Bank. Borrower agrees that upon the occurrence of a Triggering Event, all Collections and other amounts received by Borrower or any of its Subsidiaries from any Account Debtor or any other source immediately upon receipt shall be deposited into a Lockbox Account. No Lockbox Agreement or arrangement contemplated thereby shall be modified by Borrower or any of its Subsidiaries without the prior written consent of Agent. Upon the terms and subject to the conditions set forth in the Lockbox Agreements, all amounts received in each Lockbox Account shall be wired each Business Day into the Agent's Account; provided, however, that Agent reserves the right, in its sole discretion, to require that any amounts received in any Lockbox Account which may represent amounts attributable to trust funds (i.e., production taxes, severance taxes, or payroll taxes) or amounts attributable to Mineral Interests of third Persons be segregated by the Lockbox Bank and held in a separate account or otherwise as directed by Agent.

     (c) The Lockboxes, Collection Accounts and Designated Account shall be cash collateral accounts, with all cash, checks and similar items of payment in such accounts securing payment of the Obligations and all other Indebtedness, and in which each Loan Party shall have granted a Lien to Agent hereunder and pursuant to the other Loan Documents

     (d) Each Borrower shall and shall cause its Designated Affiliates, officers, employees, agents, directors or other Persons acting for or in concert with such Borrower (each a "Related Person") to (i) hold in trust for Agent all checks, cash and other items of payment received by Borrower or any such Related Person, and (ii) within one (1) Business day after receipt by such Borrower or any Related Person of any checks, cash or other items of payment, deposit the same into a Collection Account of such Borrower. Each Borrower and each Related Person thereof acknowledges and agrees that all cash, checks or items of payment constituting proceeds of Collateral are the property of Agent for the benefit of the Lenders. All proceeds of the sale or other disposition of any Collateral, shall be deposited directly into the applicable Borrower Collection Account.

     2.8 Credit Payments; Application of Collections. The receipt of any Collections by Agent (whether from transfers to Agent by the Lockbox Banks pursuant to the Lockbox Agreements or otherwise) immediately shall be applied provisionally to reduce the Obligations outstanding under Section 2.1, but shall not be considered a payment on account unless such Collection item is a wire transfer of immediately available federal funds and is made to the Agent Account or unless and until such Collection item is honored when presented for payment; provided, however, that Agent reserves the right, in its sole discretion, to exclude from such provisional reduction and payment the amount of any such Collections that Agent determines may constitute trust funds (e.g., production taxes, severance taxes, or payroll taxes) or amounts attributable to Mineral Interests of third Persons. From and after the Closing Date, Agent shall be entitled to charge Borrower for 1 Business Day of 'clearance' or 'float' at the rate set forth in Section 2.6(a) or Section 2.6(c)(i), as applicable, on all Collections that are received by the Lockbox Banks or Agent (regardless of whether forwarded by the Lockbox Banks to Agent, whether provisionally applied to reduce the Obligations under Section 2.1, or otherwise). This across-the-board 1 Business Day clearance or float charge on all Collections is acknowledged by the parties to constitute an integral aspect of the pricing of the Lender Group's financing of Borrower, and shall apply irrespective of the characterization of whether receipts are owned by Borrower or Agent, and whether or not there are any outstanding Advances, the effect of such clearance or float charge being the equivalent of charging 1 Business Day of interest on such Collections. Should any Collection item not be honored when presented for payment, then Borrower shall be deemed not to have made such payment, and interest shall be recalculated accordingly. Anything to the contrary contained herein notwithstanding, any Collection item shall be deemed received by Agent only if it is received into the Agent Account on a Business Day on or before 2:00 p.m. New York time. If any Collection item is received into the Agent Account on a non-Business Day or after 2:00 p.m. New York time on a Business Day, it shall be deemed to have been received by Agent as of the opening of business on the immediately following Business Day. Anything contained herein to the contrary notwithstanding, the economic benefit of the 1 Business Day clearance or float charge provided for in this Section 2.8 is not for the ratable benefit of the Lenders, but instead shall be for the sole and separate account of Agent.

     2.9 Designated Account. Agent, Foothill, and the Lenders are authorized to make the Advances, and the Letters of Credit under this Agreement based upon telephonic or other instructions received from anyone purporting to be an Authorized Person, or without instructions if pursuant to Section 2.6(e).
Borrower agrees to establish and maintain the Designated Account with the Designated Account Bank for the purpose of receiving the proceeds of the Advances requested by Borrower and made by Agent, Foothill or the Lenders hereunder. Unless otherwise agreed by Agent and Borrower, any Advance requested by Borrower and made hereunder shall be made to the Designated Account.

     2.10 Maintenance of Loan Account; Statements of Obligations. Agent shall maintain an account on its books in the name of Borrower (the "Loan Account") on which Borrower will be charged with all Advances made by Agent, Foothill, or the Lenders to Borrower or for Borrower's account, including, accrued interest, Lender Group Expenses, and any other payment Obligations of Borrower. In accordance with Section 2.8, the Loan Account will be credited with all payments received by Agent from Borrower or for Borrower's account, including all amounts received in the Agent Account from any Lockbox Bank. Agent shall render statements regarding the Loan Account to Borrower, including principal, interest, fees, and including an itemization of all charges and expenses constituting Lender Group Expenses owing, and such statements shall be conclusively presumed to be correct and accurate and constitute an account stated between Borrower and the Lender Group unless, within 30 days after receipt thereof by Borrower, Borrower shall deliver to Agent written objection thereto describing the error or errors contained in any such statements.

     2.11 Fees. Borrower shall pay to Agent, for the benefit of the Lenders in the percentages and amounts as set forth in the Lender Group Fee Split Letters (except as otherwise indicated), the following fees:

     (a) Closing Fee. On the Closing Date, a closing fee of $1,200,000, which amount shall be fully earned and nonrefundable as of the Closing Date.

     (b) Unused Line Fee. On the first day of each month during the term of this Agreement, an unused line fee in an amount equal to 0.50% per annum times the Average Unused Portion of the Maximum Revolving Amount during the immediately preceding month, payable in arrears.

     (c) [Intentionally Omitted]

     (d) Financial Examination, Documentation, and Appraisal Fees. For the sole and separate account of Agent: Agent's customary fee of $750 per day per examiner, plus Agent's out-of-pocket expenses for each financial analysis and examination (i.e., audits) of Borrower performed by personnel employed by Agent; Agent's customary one-time electronic reporting setup fee of $3,000, plus

Agent's out-of-pocket expenses relating thereto; Agent's customary appraisal fee of $1,500 per day per appraiser, plus Agent's out-of-pocket expenses for each appraisal of the Collateral performed by personnel employed by Agent; and, the actual charges paid or incurred by Agent if it elects to employ the services of one or more third Persons to perform such financial analyses and examinations (i.e., audits) of Borrower or to appraise the Collateral.

     (e) Loan Servicing Fee. For the sole and separate account of Agent, on the first day of each month during the term of this Agreement, and thereafter so long as any Obligations are outstanding, a loan servicing fee in an amount equal to $10,000 per month, which amount shall be fully earned and nonrefundable in advance on the first day of each month.

     (f) Unsecured Notes Repurchase Fee. Concurrently with the repurchase or retirement of any of the Unsecured Notes by Borrower or any of its Subsidiaries, a fee in an amount equal to 1% of the face amount of the Unsecured Notes so
repurchased   or  retired.

     2.12 Joint and Several Liability; Rights of Contribution.

     (a) Each Borrower states and acknowledges that: (i) pursuant to this Agreement, Borrowers desire to utilize their borrowing potential on a consolidated basis to the same extent possible if they were merged into a single corporate entity; (ii) it has determined that it will benefit specifically and materially from the advances of credit contemplated by this Agreement; (iii) it is both a condition precedent to the obligations of Agent and the Lenders and a desire of the Borrowers that each Borrower execute and deliver to Agent and the Lenders this Agreement; and (iv) Borrowers have requested and bargained for the structure and terms of and security for the advances contemplated by this Agreement.

     (b) Each Borrower hereby irrevocably and unconditionally: (i) agrees that it is jointly and severally liable to Agent and the Lenders for the full and prompt payment of the Obligations and the performance by each Borrower of its obligations hereunder in accordance with the terms hereof; (ii) agrees to fully and promptly perform all of its obligations hereunder with respect to each advance of credit hereunder as if such advance had been made directly to it; and
(iii) agrees as a primary obligation to indemnify Agent and each of the Lenders on demand for and against any loss incurred by Agent and such Lender as a result of any of the obligations of any Borrower being or becoming void, voidable, unenforceable or ineffective for any reason whatsoever, whether or not known to Agent, any of the Lenders or any Person, the amount of such loss being the amount which Agent and/or such Lender, as the case may be, would otherwise have been entitled to recover from Borrower.

     (c) It is the intent of each Borrower that the indebtedness, obligations and liability hereunder of no one of them be subject to challenge on any basis. Accordingly, as of the date hereof, the liability of each Borrower under this
Section 2.12, together with all of its other liabilities to all Persons as of the date hereof and as of any other date on which a transfer is deemed to occur by virtue of this Agreement, calculated in amount sufficient to pay its probable net liabilities on its existing Indebtedness as the same become absolute and matured ("Dated Liabilities") is, and is to be, less than the amount of the aggregate of a fair valuation of its property as of such corresponding date ("Dated Assets"). To this end, each Borrower under this Section 2.12 (i) grants to and recognizes in each other Borrower, ratably, rights of subrogation and contribution in the amount, if any, by which the Dated Assets of such Borrower, but for the aggregate of subrogation and contribution in its favor recognized herein, would exceed the Dated Liabilities of such Borrower or, as the case may be, (ii) acknowledges receipt of and recognizes its right to subrogation and contribution ratably from each other Borrower in the amount, if any by which the Dated Liabilities of such Borrower, but for the aggregate of subrogation and contribution in its favor recognized herein, would exceed the Dated Assets of such Borrower under this Section 2.12. In recognizing the value of the Dated Assets and the Dated Liabilities, it is understood that Borrowers will recognize, to at least the same extent of their aggregate recognition of liabilities hereunder, their rights to subrogation and contribution hereunder. It is a material objective of this Section 2.12 that each Borrower recognizes rights to subrogation and contribution rather than be deemed to be insolvent (or in contemplation thereof) by reason of any arbitrary interpretation of its joint and several obligations hereunder.

     2.13 Loan Under Prior Credit  Agreement.  On the Closing Date:

     (a) Borrower shall pay all accrued and unpaid commitment fees outstanding under the Prior Credit Agreement for the account of each Prior Lender under the Prior Credit Agreement;

     (b) each loan, advance or other extension of credit under the Prior Loan Agreement shall be deemed to be an Advance under this Agreement; and

     (c) the Prior Credit Agreement and the commitments thereunder shall be superceded by this Agreement and such commitments shall terminate.

     3. CONDITIONS; TERM OF AGREEMENT

     3.1 Conditions Precedent to the Initial Advance, Letter of Credit and Hedging Agreement. The obligation of the Lender Group (or any member thereof) to make the initial Advance, to issue the initial Letter of Credit, or to enter into the initial Hedging Undertaking is subject to the fulfillment, to the satisfaction of Agent and its counsel, of each of the following conditions on or before the Closing Date:

     (a) the Closing  Date shall occur on or before  October 5, 1999;

     (b) Agent shall have received all financing statements and fixture filings required by Agent, duly executed by Borrower, and Agent shall have received searches of all recording offices requested by Agent reflecting the filing of all such financing statements and fixture filings, together with searches of such other offices as Agent may require (including those of Borrower, Atlantic and the Goldking Entities), each such search dated a date within 15 days of the Closing Date;

     (c) Agent shall have received each of the following documents, in form and substance satisfactory to Agent, duly executed (and acknowledged, as the case may be) by all parties and formalities contemplated thereunder, and each such document shall be in full force and effect:

     i. the Lockbox Agreements;

     ii. the  Disbursement  Letter;

     iii. the Pay-Off Letter, together with the Prior Lender Assignment Agreements, UCC assignment statements, UCC termination statements and other documentation evidencing the assignment and/or termination (as determined by Agent) by the Prior Lenders (and all other holders, if any, of the indebtedness, liabilities and other obligations under or relating to the Prior Credit Agreement) and each other holder of Liens against the properties or assets of Borrower or any of its Subsidiaries (other than Permitted Liens), of its Liens in and to the properties and assets of Borrower and its Subsidiaries;

     iv. the Oil and Gas Property Mortgages, dated as of the Closing Date, covering each of the Oil and Gas Properties described in Schedule 3.1(c)(iv);

     v. the Lender Group Fee Split Letter, the Lender Group Side Letter and the Lender Group Triparty Agreement, each in form and substance acceptable to Agent, executed by each of the Lenders in the Lender Group as of the Closing Date;

     vi. Guaranty Agreements, in form and substance acceptable to Agent, executed by each of Borrower's Subsidiaries (other than Atlantic);

     vii. Security Agreements, in form and substance acceptable to Agent, executed by Borrower and each of Borrower's Subsidiaries, with respect to all of the assets and properties of any and all of them;

     viii. the governmental permits, approvals and orders for each well and each unit pertaining to the Oil and Gas Properties described in the Oil and Gas Property Mortgages, which shall be in form and substance satisfactory to Agent;

     ix. the Transfer Order Letters for each well on the Oil and Gas Properties, which shall be in form and substance satisfactory to Agent;

     x. assignments in form and substance acceptable to Agent of each Material Contract pertaining to the Oil and Gas Property Collateral which either
(i) affects Borrower s or any of its Subsidiaries', as the case may be, title to the Oil and Gas Property Collateral or otherwise affects the value, use or operation of the Oil and Gas Property Collateral in any material respect or

(ii) creates or evidences a material obligation or liability on the part of Borrower or any or its Subsidiaries, together with copies of each such Material Contract attached thereto;

     xi. a solvency certificate with respect to Borrower and each of its Subsidiaries, in the form and substance acceptable to Agent, executed by an executive officer of Borrower;

     xii. the Unsecured Notes Estoppel Certificate; and

     xiii. all original stock certificates evidencing the issued and outstanding shares of capital stock of PPC and GAC, together with stock powers duly executed in blank by the holders of all of the legal and beneficial ownership of such shares.

     (d) Agent shall have received a certificate from the Secretary of Borrower attesting to the resolutions of Borrower's Board of Directors authorizing its execution, delivery, and performance of this Agreement and the other Loan Documents to which Borrower is a party and authorizing specific officers of Borrower to execute the same;

     (e) Agent shall have received copies of Borrower's Governing Documents, as amended, modified, or supplemented by the Closing Date, certified by the Secretary of Borrower;

     (f) Agent shall have received a certificate of status with respect to Borrower, dated within 10 days of the Closing Date, such certificate to be issued by the appropriate officer of the jurisdiction of organization of Borrower, which certificate shall indicate that Borrower is in good standing in such jurisdiction;

     (g) Agent shall have received certificates of status with respect to Borrower, each dated within 15 days of the Closing Date, such certificates to be issued by the appropriate officer of the jurisdictions in which its failure to be duly qualified or licensed would constitute a Material Adverse Change, which certificates shall indicate that Borrower is in good standing in such jurisdictions;

     (h) Agent shall have received a certificate of insurance, together with the endorsements thereto, as are required by Section 6.10, the form and substance of which shall be satisfactory to Agent and its counsel; (i) [intentionally omitted];

     (j) Agent shall have received such Collateral Access Agreements from lessors, warehousemen, bailees, and other third persons with respect to (i) Borrower's leased premises at which its chief executive offices, (ii) all location at which Borrower's Books are located from time to time, and (iii) each other location of Borrower except the Oil and Gas Properties and locations on which Borrower has Inventory or Equipment having an aggregate value of less than $250,000 at such location;

     (k) Agent shall have received copies of all contracts set forth on Schedule 5.1(c), and such contracts shall be in form and substance satisfactory to Agent;

     (l) Agent shall have received an opinion of Borrower's counsel in form and substance satisfactory to Agent in its sole discretion, and opinions of Borrower's and Guarantor's Texas and Louisiana counsel and counsel in such other states and jurisdictions as may be requested by Agent in form and substance satisfactory to Agent in its sole discretion;

     (m) Agent shall have received (i) appraisals of the Oil and Gas Properties in the form of Reserve Reports prepared by a third party petroleum engineering firm (including, but not limited to, appraisals, verifications and liquidation analyses of Borrower's and each of its Subsidiaries' Proved Reserves) covering the Borrower's Mineral Interests listed on Schedule 5.1(a) in each case satisfactory to Agent, and (ii) title opinions for the Oil and Gas Properties covering Borrower's eight highest value Mineral Interests (based upon PV-10 Value) listed on Schedule 5.1(a) issued to Agent for the benefit of the Lender Group by a legal counsel to Borrower that is experienced in the examination of title to such Oil and Gas Properties and is satisfactory to Agent (each a "Title Opinion" and, collectively, the "Title Opinions"), each of which Title Opinions shall be in form and substance satisfactory to Agent and shall:

     (A) be updated within 15 days of the date of the filing of the Oil and Gas Property Mortgage to confirm the priority of the Lien created by the Oil and Gas Property Mortgage,

     (B) opine as to such matters incident to such Oil and Gas Properties as Agent may reasonably request including the following with respect to the Mineral Interests in the particular Oil and Gas Property Collateral being reviewed:

     (I) Borrower or its Subsidiary, as the case may be, that is the grantor under the Oil and Gas Property Mortgage covering the Oil and Gas Properties has good and marketable title to such Oil and Gas Properties to the extent of the Mineral Interests as specified therein, free and clear of all Liens and defects except Permitted Liens.

     (II) Borrower or its Subsidiary, as the case may be, that is the grantor under the Oil and Gas Property Mortgage covering the Oil and Gas Properties is entitled to receive, after giving effect to all royalties, overriding royalties and other burdens payable out of production, a decimal share of all Hydrocarbons produced and sold from such Oil and Gas Properties, before and after payout, not less than set forth in the opinion.

     (III) The operating interest in such Oil and Gas Properties of Borrower or its Subsidiary, as the case may be, that is the grantor under the Oil and Gas

Property Mortgage covering the Oil and Gas Properties, is not obligated to bear a decimal share of all costs and expenses from the operation thereof in excess of that set forth therein.

     (IV) The Liens created by the Oil and Gas Property Mortgage are valid and enforceable first priority mortgage Liens which are first in right and prior in time and superior to all other Liens against such Mineral Interests and other Oil and Gas Properties other than Permitted Liens.

     (n) The Mineral Interests in the Oil and Gas Property Collateral shall not be less than the Mineral Interests for such properties furnished by Borrower to Agent in connection with Agent's credit evaluation in connection with this Agreement;

     (o) Borrower shall have delivered to Agent evidence satisfactory to Agent confirming that each of the producing wells listed on Schedule 5.1(b) is located on an Oil and Gas Property (i) covered by the title opinions and (ii) described in the legal description contained in an Oil and Gas Property Mortgage which has been duly executed and delivered to Agent;

     (p)  [intentionally  omitted];

     (q) Agent shall have received a phase-I environmental report with respect to the Oil and Gas Property Collateral; the environmental consultants, the scope of the reports or surveys, and the results thereof shall be acceptable to Agent in its sole discretion;

     (r) Agent shall have received satisfactory evidence that all tax returns required to be filed by Borrower have been timely filed and all taxes upon Borrower or its properties, assets, income, and franchises (including real property taxes and payroll taxes) have been paid prior to delinquency, except such taxes that are the subject of a Permitted Protest; (s) Agent shall have received satisfactory reference investigation reports of key officers and employees;

     (t) On the Closing Date, Borrower shall have not less than $12,500,000 of Availability (on a combined basis) and unrestricted immediately available cash on hand after making the payments described in Section 7.17(a)(i) and the $1,200,000 due on the Closing Date pursuant to Section 2.11(a) and after reserving as an additional deduction from Availability an amount determined by Agent in its sole discretion that would be sufficient to maintain Borrowers' and their Subsidiaries' accounts payable and other current liabilities within reasonable terms;

     (u) Agent shall reviewed Borrowers' and each of their Subsidiaries' Hedging Agreements and other hedging arrangements (with respect to its present and future Hydrocarbon production and otherwise), and all of such Hedging Agreements and other hedging arrangements shall be acceptable to Agent;

     (v) Foothill shall have received commitments from one or more other Persons acceptable to Agent to become Lenders under this Agreement to the extent of 50% of the Commitments, on a repayment basis which is junior to Foothill and on other terms and conditions which are acceptable to Foothill, all in a manner and to an extent which is in form and substance acceptable to Foothill;

     (w) Agent shall have received evidence satisfactory to Agent including, without limitation, a certificate executed by the chief financial officer of Borrower, to such effect, that no Material Adverse Change has occurred in the business, assets, operations, prospects or financial or other condition of Borrower or any of its Subsidiaries since December 31, 1998; and

     (x) all other documents and legal matters in connection with the transactions contemplated by this Agreement shall have been delivered, executed, or recorded and shall be in form and substance satisfactory to Agent and its counsel.

     3.2 Conditions Precedent to all Advances, all Letters of Credit and all Hedging Agreement Guarantees. The following shall be conditions precedent to all Advances, all Letters of Credit and all Hedging Agreement Guarantees hereunder:


     (a) the representations and warranties contained in this Agreement and the other Loan Documents shall be true and correct in all respects on and as of the date of such extension of credit, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date);

     (b) no Default or Event of Default shall have occurred and be continuing on the date of such extension of credit, nor shall either result from the making thereof;

     (c) no injunction, writ, restraining order, or other order of any nature prohibiting, directly or indirectly, the extending of such credit shall have been issued and remain in force by any governmental authority against any Borrower, Agent, the Lender Group, or any of their Designated Affiliates; and


     (d) the amount of the Revolving Facility Usage, after giving effect to the requested Advance, Letter of Credit or Hedging Arrangement, shall not exceed the Availability.

The foregoing conditions precedent are not conditions to each Lender (i) participating in or reimbursing Agent for such Lenders' Pro Rata Share of any drawings under or any other amounts payable with respect to Letters of Credit and Hedging Agreement Guarantees as provided herein, or (ii) participating in or reimbursing Foothill or the Agent for such Lenders' Pro Rata Share of any Foothill Loan or Agent Advance as provided herein.

     3.3 Condition Subsequent. As conditions subsequent to initial closing hereunder, Borrower shall perform or cause to be performed the following (the failure by Borrower to so perform or cause to be performed constituting an Event of Default):

     (a) within 30 days of the Closing Date, deliver to Agent the certified copies of the policies of insurance, together with the endorsements thereto, as are required by Section 6.10, the form and substance of which shall be satisfactory to Agent and its counsel;

     (b) within 60 days of the Closing Date, deliver to Agent the Oil and Gas Mortgages, opinions, certificates and other items and information described on
Exhibit 3.3 with  respect to all Oil and Gas  Properties  of Borrower  listed on
Schedule  3.3(b);

     (c) within 60 days of the Closing Date, deliver to Agent Oil and Gas Mortgages and legal opinions, each in form and substance satisfactory to Agent with respect to all Oil and Gas Properties of Borrower listed on Schedule 3.3(c);

     (d) on or before December 31, 1999, Panaco and PPC shall have merged with PPC merging with and into Panaco, with Panaco being the sole surviving entity, and such merger shall have become valid, binding and effective for all purposes under all applicable laws on or before such date, and shall have delivered to Agent such certificates and other evidence thereof, together with legal opinions regarding the same, as are satisfactory to Agent;

     (e) within 30 days of the Closing Date, Borrower shall deliver to Agent evidence satisfactory to Agent that all general bonding, supplemental bonding and other security required by the MMS pursuant to the correspondence from the MMS to Panaco (copies of which are attached hereto as Exhibit 3.3(e)) in connection with or relating to the purchase by and transfer to Panaco of the East Breaks 165 Interest; and

     (f) at all times after Closing Date, Borrower shall use its best efforts to cause the MMS to approve the purchase by and transfer to Panaco of the East Breaks 165 Interest, and all rights, title and interests thereto. . 3.4 Term; Automatic Renewal

     (a) This Agreement shall become effective upon the execution and delivery hereof by Borrower and the Lender Group and shall continue in full force and effect for a term ending on the date (the "Renewal Date") that is 2 years from the Closing Date; provided, however, that as long as there has not occurred a Default or Event of Default which is then continuing, Borrower shall be permitted to renew this Agreement for (i) one 6 month period from the Renewal Date (the "First Renewal Period") provided that Borrower shall have (A) given Agent at least 30 days prior written notice of its intention to so renew this Agreement for the First Renewal Period and (B) paid to Agent, for the benefit of the Lenders in the percentages and fees as set forth in the Lender Group Fee Split Letter, a renewal fee in an amount equal to 1% of the Maximum Revolving Credit Amount with respect to the First Renewal Period (which renewal fee shall be deemed fully earned and nonrefundable as of the date that Borrower gives notice of such renewal to Agent), and (ii) one additional 6 month period from the last day of the First Renewal Period (the "Second Renewal Period") provided that Borrower shall have (A) given Agent at least 30 days prior written notice of its intention to so renew this Agreement for the Second Renewal Period and
(B) paid to Agent, for the benefit of the Lenders in the percentages and fees as set forth in the Lender Group Fee Split Letter, a renewal fee in an amount equal to 1% of the Maximum Revolving Credit Amount with respect to such Second Renewal Period (which renewal fee shall be deemed fully earned and nonrefundable as of the date that Borrower gives notice of such renewal to Agent), unless sooner terminated pursuant to the terms hereof.

     (b) Borrower may terminate this Agreement only on the Renewal Date, the last day of the First Renewal Period or the last day of the Second Renewal Period, except as otherwise provided in Section 3.6. The foregoing notwithstanding, the Lender Group shall have the right to terminate its obligations under this Agreement immediately and without notice upon the occurrence and during the continuation of an Event of Default.

     3.5 Effect of Termination On the date of termination of this Agreement, all Obligations (including contingent reimbursement obligations of Borrower with respect to any outstanding Letters of Credit) immediately shall become due and payable without notice or demand. No termination of this Agreement, however, shall relieve or discharge Borrower of Borrower's duties, Obligations, or covenants hereunder or under the other Loan Documents, and Agent's continuing security interests in the Collateral, for the benefit of the Lender Group, shall remain in effect until all Obligations have been fully and finally discharged and the Lender Group's obligations to provide additional credit hereunder have been terminated.

     3.6 Early Termination by Borrower. Borrower has the option, at any time upon 90 days prior written notice to Agent, to terminate this Agreement by paying to Agent, for the ratable benefit of the Lender Group, in cash, the Obligations (including an amount equal to 110% of the undrawn amount of the Letters of Credit and the Hedging Arrangement Usage), in full, together with a premium (the "Early Termination Premium") equal to the greater of (a) the total interest and Letter of Credit fees and Hedging Agreement Undertaking fees for the immediately preceding 6 months, and (b) if the termination occurs (i) on or before the first anniversary of the Closing Date, an amount equal to 2% of the Maximum Revolving Amount, and (ii) if the termination occurs at any time after the first anniversary of the Closing Date (other than the Renewal Date, the last day of the First Renewal Period or the last day of the Second Renewal Period), an amount equal to 1% of the Maximum Revolving Amount.

     3.7 Termination Upon Event of Default. If the Lender Group terminates this Agreement upon the occurrence of an Event of Default, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of the Lender Group's lost profits as a result thereof, Borrower shall pay to Agent, for the ratable benefit of the Lender Group, upon the effective date of such termination, a premium in an amount equal to the Early Termination Premium. The Early Termination Premium shall be presumed to be the amount of damages sustained by the Lender Group as the result of the early termination and Borrower agrees that it is reasonable under the circumstances currently existing. The Early Termination Premium provided for in this Section 3.7 shall be deemed included in the Obligations.

     4. CREATION OF SECURITY INTEREST.

     4.1 Grant of Security Interest. Borrower hereby grants to Agent, for the benefit of the Lender Group, continuing Liens on all right, title, and interest of Borrower in and to all currently existing and hereafter acquired or arising Collateral in order to secure prompt repayment of any and all Obligations and in order to secure prompt performance by Borrower of each of its covenants and duties under the Loan Documents (the "Agent's Liens"). The Agent's Liens in and to the Collateral shall attach to all Collateral without further act on the part of the Lender Group or Borrower. Anything contained in this Agreement or any other Loan Document to the contrary notwithstanding, except for the sale of Inventory to buyers in the ordinary course of business and except as specifically permitted under Section 7.4, Borrower has no authority, express or implied, to dispose of any item or portion of the Collateral. Subject to Section 2.4(b), the secured claims of the Lender Group secured by the Collateral shall be of equal priority, and ratable according to the respective Obligations due each member of the Lender Group.

     4.2 Negotiable Collateral. In the event that any Collateral, including proceeds, is evidenced by or consists of Negotiable Collateral, Borrower promptly shall, and shall cause each of its Subsidiaries to, endorse and deliver physical possession of such Negotiable Collateral to Agent.

     4.3 Collection of Accounts, General Intangible, and Negotiable Collateral. At any time, Agent or Agent's designee may (a) notify customers or Account Debtors that the Accounts, General Intangibles, or Negotiable Collateral have been assigned to Agent for the benefit of the Lender Group, or that Agent, for the benefit of the Lender Group, has a security interest therein and (b) collect the Accounts, General Intangibles, and Negotiable Collateral directly and charge the collection costs and expenses to the Loan Account. Borrower agrees that it will, and will cause each of its Subsidiaries to, hold in trust for the Lender Group, as the Lender Group's trustee, any Collections that it receives and immediately will deliver said Collections to Agent in their original form as received by Borrower or any of its Subsidiaries, as the case may be.

     4.4 Delivery of Additional Documentation Required. At any time upon the request of Agent, Borrower shall, and shall cause each of its Subsidiaries to, execute and deliver to Agent all financing statements, collateral assignments, continuation financing statements, fixture filings, security agreements, pledges, assignments, mortgages, leasehold mortgages, deeds of trust, leasehold deeds of trust, endorsements of certificates of title, applications for title, affidavits, reports, notices, schedules of accounts, letters of authority, and all other documents that Agent reasonably may request, in form satisfactory to Agent, to perfect and continue perfected the Agent's Liens on the Collateral (whether now owned or hereafter arising or acquired), and in order to consummate fully all of the transactions contemplated hereby and under the other the Loan Documents.

     4.5 Power of Authority. Borrower hereby irrevocably makes, constitutes, and appoints Agent (and any of Agent's officers, employees, or agents designated by Agent) as Borrower's true and lawful attorney, with power to (a) if Borrower refuses to, or fails timely to execute and deliver any of the documents described in Section 4.4, sign the name of Borrower on any of the documents described in Section 4.4, (b) at any time that an Event of Default has occurred and is continuing or Agent deems itself insecure, sign Borrower's name on any invoice or bill of lading relating to any Account, drafts against Account Debtors, schedules and assignments of Accounts, verifications of Accounts, and notices to Account Debtors, (c) send requests for verification of Accounts, (d) endorse Borrower's name on any Collection item that may come into the Lender Group's possession, (e) at any time that an Event of Default has occurred and is continuing or the Lender Group deems itself insecure, notify the post office authorities to change the address for delivery of Borrower's mail to an address designated by Agent, to receive and open all mail addressed to Borrower, and to retain all mail relating to the Collateral and forward all other mail to Borrower, (f) at any time that an Event of Default has occurred and is continuing or Agent deems itself insecure, make, settle, and adjust all claims under Borrower's policies of insurance and make all determinations and decisions with respect to such policies of insurance, and (g) at any time that an Event of Default has occurred and is continuing or Agent deems itself insecure, settle and adjust disputes and claims respecting the Accounts directly with Account Debtors, for amounts and upon terms that Agent determines to be reasonable, and Agent may cause to be executed and delivered any documents and releases that Agent determines to be necessary. The appointment of Agent as Borrower's attorney, and each and every one of Agent's rights and powers, being coupled with an interest, is irrevocable until all of the Obligations have been fully and finally repaid and performed and the Lender Groups' obligations to extend credit hereunder are terminated.

     4.6 Right to Inspect. Agent (through any of its officers, employees, or agents) shall have the right, from time to time hereafter to inspect the Books and to check, test, audit and appraise the Collateral in order to verify Borrower's and its Subsidiaries' financial condition or the amount, quality, value, condition of, or any other matter relating to, the Collateral (including checks, tests and audits by a qualified engineer selected by Agent of Borrower's and each of its Subsidiaries' onshore and offshore wells, rigs, pipeline distribution systems and operations).

     4.7 Control Agreements. Borrower agrees that it will not, and that it will cause each of its Subsidiaries not to, transfer assets out of any Securities Accounts other than as permitted under Section 7.22 and, if to another securities intermediary, unless each of Borrower, such Subsidiary, Agent, and the substitute securities intermediary have entered into a Control Agreement. No arrangement contemplated hereby or by any Control Agreement in respect of any Securities Accounts or other investment property shall be modified by Borrower or any of its Subsidiaries without the prior written consent of Agent. Upon the occurrence and during the continuance of a Default or Event of Default, Agent may notify any securities intermediary to liquidate or transfer the applicable Securities Account or any related investment property maintained or held thereby and remit the proceeds thereof to the Agent Account.

     5.  REPRESENTATIONS  AND  WARRANTIES.

     In order to induce the Lender Group to enter into this Agreement, Borrower makes the following representations and warranties to the Lender Group which shall be true, correct, and complete in all respects as of the date hereof, and shall be true, correct, and complete in all respects as of the Closing Date, and at and as of the date of the making of each Advance or Letter of Credit made thereafter, as though made on and as of the date of the making of such Advance or Letter of Credit (except to the extent that such representations and warranties relate solely to an earlier date) and such representations and warranties shall survive the execution and delivery of this Agreement:

     5.1 No Encumbrances. Borrower has good, marketable and indefeasible title to the Collateral, free and clear of all Liens (except for Permitted Liens), including but not limited to:

     (a) Ownership of the Oil and Gas Properties listed on Schedule 5.1(a);

     (b) The amount of the Net Revenue Interest of the Oil and Gas Properties, as set forth on Schedule 5.1(b);

     (c) All rights under the Material  Contracts listed on Schedule 5.1(c); and

     (d)  Ownership  of the Real  Property,  to the  extent  stated on  Schedule
5.1(d).

     5.2 Eligible Proved Reserves; Ownership of Oil and Gas Properties.

     (a) All Eligible Proved Reserves are Proved Reserves of which Borrower has fee simple legal title to or valid leasehold interest in (in each case, good, marketable and indefeasible, except for Permitted Liens), and of which Borrower is the beneficial owner of, to the full extent of the quantity of interest specified in the most recent Reserve Report delivered to Agent by Borrower, and all of the information with respect thereto contained on Schedules 5.1(a), 5.1(b), 5.1(c), 5.2(e) and 5.3 (and with respect to all Proved Reserves other than those listed on Schedule 5.1(a), the analogous supplemental Schedules contemplated on Exhibit 3.3 with respect thereto) is true and correct. All Mineral Interests of the Eligible Proved Reserves are a part are in full force and effect and Borrower is in full compliance with its obligations thereunder. All wells drilled and Hydrocarbons produced with respect to such Eligible Proved Reserves were drilled and produced in compliance with all applicable regulations. There are no outstanding authorities for expenditures with respect to any Eligible Proved Reserves which are not reflected in the most recent Reserve Report delivered by Borrower to Agent. Borrower has not elected to go "nonconsent" on any operations with respect to any Eligible Proved Reserves. All of such Eligible Proved Reserves are a part of the Oil and Gas Properties described in Schedule 5.1(a), are covered by the engineering reports which Borrower has previously delivered to and which have been relied upon by Agent in connection with this Agreement, and are part of the Oil and Gas Property Collateral covered by the Oil and Gas Property Mortgages. All bills (except for those which are less than 45 days past original invoice date, are not past due and do not give rise to a Lien other than a Permitted Lien) and taxes have been paid with respect to all Eligible Proved Reserves.

     (b) All Eligible Proved Developed Producing Reserves are Proved Developed Producing Reserves of which Borrower has fee simple legal title to or valid leasehold interest in (in each case, good, marketable and indefeasible, except for Permitted Liens), and of which Borrower is the beneficial owner of, to the full extent of the quantity of interest specified in the most recent Reserve Report delivered to Agent by Borrower, and all of the information with respect thereto contained on Schedules 5.1(a), 5.1(b), 5.1(c), 5.2(e) and 5.3 (and with respect to all Proved Reserves other than those listed on Schedule 5.1(a), the analogous supplemental Schedules contemplated on Exhibit 3.3 with respect thereto) is true and correct.

     (c) All Eligible Proved Developed Non-Producing Reserves are Proved Developed Non-Producing Reserves of which Borrower has fee simple legal title to or valid leasehold interest in (in each case, good, marketable and indefeasible, except for Permitted Liens), and of which Borrower is the beneficial owner of, to the full extent of the quantity of interest specified in the most recent Reserve Report delivered to Agent by Borrower, and all of the information with respect thereto contained on Schedules 5.1(a), 5.1(b), 5.1(c), 5.2(e) and 5.3 (and with respect to all Proved Reserves other than those listed on Schedule 5.1(a), the analogous supplemental Schedules contemplated on Exhibit 3.3 with respect thereto) attached hereto is true and correct.

     (d) All Eligible Proved Undeveloped Reserves are Proved Undeveloped Reserves of which Borrower has fee simple legal title to or valid leasehold interest in (in each case, good, marketable and indefeasible, except for Permitted Liens), and of which Borrower is the beneficial owner of, to the full extent of the quantity of interest specified in the most recent Reserve Report delivered to Agent by Borrower, and all of the information with respect thereto contained on Schedules 5.1(a), 5.1(b), 5.1(c), 5.2(e) and 5.3 (and with respect to all Proved Reserves other than those listed on Schedule 5.1(a), the analogous supplemental Schedules contemplated on Exhibit 3.3 with respect thereto) attached hereto is true and correct.

     (e) All of Borrower's marketing arrangements with respect to its Proved Reserves are valid, enforceable and in full force and effect. There do not exist any cumulative imbalances in gas production or receipt of "take or pay" payments except as disclosed (as to both existence and extent) on Schedule 5.2(e) attached hereto.

     (f) Without limiting the foregoing, after giving full effect to the Permitted Liens, Borrower owns the net revenue interests in production attributable to the Oil and Gas Properties covered by the Oil and Gas Property Mortgages as is reflected in the most recently delivered Reserve Report and the ownership of such Properties shall not in any material respect obligate Borrower to bear the costs and expenses relating to the maintenance, development and operations of each such Property in an amount in excess of the working interest of each such Property set forth in the most recently delivered Reserve Report. All information contained in the most recently delivered Reserve Report is true and correct in all material respects as of the date thereof. (g) With respect to all Eligible Proved Reserves, all of the statements on Exhibit
3.3 are true and correct.

     (h) There has not been any Material Adverse Change in the Oil and Gas Properties since the date of the most recent Reserve Report.

     5.3 Operations of Oil and Gas Properties. With respect to each Mineral Interest which is a working interest, Borrower is the operator except as set forth in Schedule 5.3 attached hereto.

     5.4 Equipment. All of the Equipment is used or held for use in Borrower's business and is fit for such purposes, subject to (a) normal wear and tear and
(b) dispositions  permitted under Section 7.4.

     5.5 Location of Inventory and Equipment. The Inventory and Equipment are not stored with a bailee, warehouseman, or similar party and are located only at the locations identified on Schedule 6.12 or otherwise permitted by Section 6.12, except for Inventory and Equipment which

     (a) are located on the Oil and Gas Property Collateral; (b) are in-transit for delivery in the ordinary course of business to Borrower from Borrower's suppliers;

     (c) are located in Texas, Louisiana, Mississippi or Alabama (or in the Federal Outer Continental Shelf and adjacent to any such state in-transit in the ordinary course of business between Borrower's Oil and Gas Properties;

     (d) consist of well pipe being coated in the ordinary course of business by a processor for Borrower;

     (e) or have a value of less than $50,000 for all such Inventory and Equipment.

     5.6 Oil and Gas Property Collateral Records and Inventory Records. Borrower keeps correct and accurate records itemizing and describing the kind, type, quality, and quantity of the Oil and Gas Property Collateral and the Inventory, and Borrower's cost therefor.

     5.7 Location of Chief Executive Office; FEIN. The chief executive office of Panaco is located at the address indicated in the preamble to this Agreement and Panaco's FEIN is 43-1593374. The chief executive office of each of PPC and GAC is located at the same location as Panaco's address indicated in the preamble to this Agreement, PPC's FEIN is 76-0380056 and GAC's FEIN is 43-1796254.

     5.8 Due Organization and Qualification;  Subsidiaries.

     (a) Each Borrower is duly organized and existing and in good standing under the laws of the jurisdiction of its incorporation and qualified and licensed to do business in, and in good standing in, any state where the failure to be so licensed or qualified reasonably could be expected to constitute a Material Adverse Change. Each of Borrower's Subsidiaries is duly organized and existing and in good standing under the laws of the jurisdiction of its incorporation and qualified and licensed to do business in, and in good standing in, any state where the failure to be so licensed or qualified reasonably could be expected to constitute a Material Adverse Change.

     (b) Set forth on Schedule 5.8, is a complete and accurate description of the authorized capital Stock of Borrower, by class, and, as of the Closing Date, a description of the number of shares of each such class that are issued and outstanding and the number of such shares that are held in Borrower's treasury. All such outstanding shares have been validly issued and, as of the Closing Date, are fully paid, nonassessable shares free of contractual preemptive rights. The issuance and sale of all such shares have been in compliance with all applicable federal and state securities laws. Other than as described on
Schedule 5.8, there are no subscriptions, options, warrants, or calls relating to any shares of Borrower's capital Stock, including any right of conversion or exchange under any outstanding security or other instrument. Neither Borrower nor any of its Subsidiaries is not subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of its capital Stock or any security convertible into or exchangeable for any of its capital Stock.

     (c) Set forth on Schedule 5.8, is a complete and accurate list of Borrower's direct and indirect Subsidiaries, showing: (i) the jurisdiction of their incorporation; (ii) the number of shares of each class of common and preferred Stock authorized for each of such Subsidiaries; and (iii) the number and the percentage of the outstanding shares of each such class owned directly or indirectly by Borrower. All of the outstanding capital Stock of each such Subsidiary has been validly issued and is fully paid and non-assessable. Borrower has no interest in any partnerships (other than tax partnerships which are not partnerships under applicable state law). GAC has no assets in excess of $10,000 in the aggregate except for its ownership of 100% of the capital stock of PPC. GAC has no liabilities in excess of $10,000 in the aggregate. Atlantic has no assets in excess of $10,000 in the aggregate, has no liabilities in excess of $10,000 in the aggregate is dormant and has not conducted any business during the 12 month period immediately preceding the Closing Date.

     (d) Except as set forth on Schedule 5.8, no capital Stock (or any securities, instruments, warrants, options, purchase rights, conversion or exchange rights, calls, commitments or claims of any character convertible into or exercisable for capital Stock) of any direct or indirect Subsidiary of Borrower is subject to the issuance of any security, instrument, warrant, option, purchase right, conversion or exchange right, call, commitment or claim of any right, title, or interest therein or thereto.

     5.9 Due  Authorization;  No  Conflict.

     (a) The execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which it is a party have been duly authorized by all necessary corporate action.

     (b) The execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which it is a party do not and will not (i) violate any provision of federal, state, or local law or regulation (including Regulations U and X of the Federal Reserve Board) applicable to Borrower, the

Governing Documents of Borrower, or any order, judgment, or decree of any court or other Governmental Authority binding on Borrower, (ii) conflict with, result in a breach of, or constitute (with due notice or lapse of time or both) a default under any Material Contract or other material contractual obligation or material lease of Borrower, (iii) result in or require the creation or imposition of any Lien of any nature whatsoever upon any properties or assets of Borrower, other than Permitted Liens, or (iv) require any approval of stockholders or any approval or consent of any Person under any Material Contract or other material contractual obligation of Borrower.

     (c) Other than the taking of any action expressly required under this Agreement and the Loan Documents, the execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which Borrower is a party do not and will not require any registration with, consent, or approval of, or notice to, or other action with or by, any federal, state, foreign, or other Governmental Authority or other Person.

     (d) This Agreement and the Loan Documents to which Borrower is a party, and all other documents contemplated hereby and thereby, when executed and delivered by Borrower will be the legally valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms, except as enforcement may be limited by equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws relating to or limiting creditors' rights generally.

     (e) The Agent's Liens granted by Borrower to Agent, for the benefit of the Lender Group, in and to its properties and assets pursuant to this Agreement and the other Loan Documents are validly created, perfected, and first priority Liens, subject only to Permitted Liens.

     (f) Neither the Borrower nor any of its Subsidiaries has violated, and neither the Borrower, nor any Subsidiary will be in violation of, any provisions of the Natural Gas Act or the Natural Gas Policy Act of 1978 or any other Federal or State law or any of the regulations thereunder (including those of the respective Conservation Commissions and Land Offices of the various jurisdictions having authority over its Oil and Gas Properties) with respect to its Oil and Gas Properties which would create a Material Adverse Change, and the Borrower and each Subsidiary have or will have made all necessary rate filings, certificate applications, well category filings, interim collection filings and notices, and any other filings or certifications, and has or will have received all necessary regulatory authorizations (including without limitation necessary authorizations, if any, with respect to any processing arrangements conducted by it or others respecting its Oil and Gas Properties or production therefrom) required under said laws and regulations with respect to all of its Oil and Gas Properties or production therefrom so as not to create a Material Adverse Change. To the best of the Borrower's knowledge, said material rate filings, certificate applications, well category filings, interim collection filings and notices, and other filings and certifications contain no untrue statements of material facts nor do they omit any statements of material facts necessary in said filings.

     5.10 Claims, Disputes, and Litigation. There are no actions or proceedings pending by or against Borrower before any court or administrative agency and Borrower does not have knowledge or belief of any pending or threatened litigation, governmental investigations, or claims, complaints, actions, or prosecutions involving Borrower or any guarantor of the Obligations, except for:
(a) ongoing collection matters in which Borrower is the claimant, petitioner or plaintiff; (b) matters disclosed on Schedule 5.10; and (c) matters arising after the date hereof that, if decided adversely to Borrower, do not result in and reasonably could not be expected to result in a Material Adverse Change.

     5.11 No Material Adverse Change. All financial statements relating to Borrower or any guarantor of the Obligations that have been delivered by Borrower to the Lender Group have been prepared in accordance with GAAP (except, in the case of unaudited financial statements, for the lack of footnotes and being subject to year-end audit adjustments) and fairly present Borrower's (or such guarantor's, as applicable) financial condition as of the date thereof and Borrower's results of operations for the period then ended. There has not been a Material Adverse Change with respect to Borrower (or such guarantor, as applicable) since the date of the latest financial statements submitted to the Lender Group on or before the Closing Date.

     5.12 No Fraudulent Transfer.

     (a)  Borrower  is  Solvent.

     (b) No transfer of property is being made by Borrower and no obligation is being incurred by Borrower in connection with the transactions contemplated by this Agreement or the other Loan Documents with the intent to hinder, delay, or defraud either present or future creditors of Borrower.

     5.13 Employee Benefits. None of Borrower, any of its Subsidiaries, or any of their ERISA Affiliates maintains or contributes to any Benefit Plan, other than those listed on Schedule 5.13. Borrower, each of its Subsidiaries and each ERISA Affiliate have satisfied the minimum funding standards of ERISA and the IRC with respect to each Benefit Plan to which it is obligated to contribute. No ERISA Event has occurred nor has any other event occurred that may result in an ERISA Event that reasonably could be expected to result in a Material Adverse Change. None of Borrower or its Subsidiaries, any ERISA Affiliate, or any fiduciary of any Plan is subject to any direct or indirect liability with respect to any Plan under any applicable law, treaty, rule, regulation, or agreement. None of Borrower or its Subsidiaries or any ERISA Affiliate is required to provide security to any Plan under Section 401(a)(29) of the IRC.

     5.14 Environmental Condition. None of the Oil and Gas Properties or the Real Property has ever been designated or identified in any manner pursuant to any Environmental Laws as a Hazardous Materials disposal site, or a candidate for closure pursuant to any environmental protection statute. No Lien arising under any Environmental Laws has attached to any revenues or to any real or personal property owned or operated by Borrower. Borrower has not received a summons, citation, notice, or directive from the Environmental Protection Agency or any other federal or state governmental agency concerning any action or omission by Borrower resulting in the releasing or disposing of Hazardous Materials into the environment. Borrower has taken all steps reasonably necessary to determine and has determined that no Hazardous Materials, solid waste, or oil and gas exploration and production wastes, have been disposed of or otherwise released and there has been no threatened release of any Hazardous Materials on or to any Property of Borrower or any of its Subsidiaries except in compliance with Environmental Laws and so as not to pose an imminent and substantial endangerment to public health or welfare or the environment. To the extent applicable, all Property of Borrower and each of its Subsidiaries currently satisfies all design, operation, and equipment requirements imposed by the OPA or scheduled as of the Closing Date to be imposed by OPA during the term of this Agreement, and Borrower does not have any reason to believe that such Property, to the extent subject to OPA, will not be able to maintain compliance with the OPA requirements during the term of this Agreement. Neither Borrower nor any of its Subsidiaries has any known contingent liability in connection with any release or threatened release of any oil, Hazardous Material or solid waste into the environment, except with respect to the pending litigation disclosed on Schedule 5.10. All Hazardous Materials, solid waste, and oil and gas exploration and production wastes, if any, generated at any and all Property of Borrower or any of its Subsidiaries have in the past been transported, treated and disposed of in accordance with Environmental Laws and so as not to pose an imminent and substantial endangerment to public health or welfare or the environment, and, to the best knowledge of Borrower, all such transport carriers and treatment and disposal facilities have been and are operating in compliance with Environmental Laws and so as not to pose an imminent and substantial endangerment to public health or welfare or the environment, and are not the subject of any existing, pending or threatened action, investigation or inquiry by any Governmental Authority in connection with any Environmental Laws.

     5.15 Compliance with the Law. Neither Borrower nor any of its Subsidiaries has violated any requirement of a Governmental Authority or failed to obtain any license, permit, franchise or other governmental authorization necessary for the ownership of the Property or the conduct of its business, which violation or failure could reasonably be expected to result in (in the event such violation or failure were asserted by any Person through appropriate action) a Material Adverse Change. Except for such acts or failures to act as do not result in and could not reasonably be expected to result in a Material Adverse Change, the Oil and Gas Properties have been maintained, operated and developed in a good and workmanlike manner and in conformity with all applicable laws and all rules, regulations and orders of all duly constituted authorities having jurisdiction and in conformity with the provisions of all leases, subleases or other contracts comprising a part of the Mineral Interests and other contracts and agreements forming a part of the Oil and Gas Properties; specifically in this connection, (i) after the Closing Date, no Oil and Gas Properties are subject to having allowable production reduced below the full and regular allowable (including the maximum permissible tolerance) because of any overproduction (whether or not the same was permissible at the time) prior to the Closing Date and (ii) none of the wells comprising a part of the Oil and Gas Properties are deviated from the vertical more than the maximum permitted by applicable laws, regulations, rules and orders, and such wells are, in fact, bottomed under and are producing from the Oil and Gas Properties. Neither Borrower nor any of its Subsidiaries has entered into, and the Oil and Gas Properties are not subject to, any agreements, consent orders, administrative orders or similar obligations based on a violation or alleged violation of Legal Requirements.

     5.16 Insurance. Schedule 5.16 attached hereto contains an accurate and complete description of all material policies of insurance owned or held by Borrower and each Subsidiary. Except as set forth on Schedule 5.16, all such policies are in full force and effect, all premiums with respect thereto covering all periods up to and including the Closing Date have been paid, and no notice of cancellation or termination has been received with respect to any such policy. Such policies are sufficient for compliance with all requirements of law and of all agreements to which Borrower or any of its Subsidiaries is a party; are valid, outstanding and enforceable policies; provide adequate insurance coverage in at least such amounts and against at least such risks (but including in any event public liability) as are usually insured against in the same general area by companies engaged in the same or a similar business for the assets and operations of Borrower and each of its Subsidiaries; will remain in full force and effect through the respective dates set forth in Schedule 5.16 without the payment of additional premiums except as set forth on Schedule 5.16; and will not in any way be affected by, or terminate or lapse by reason of, the transactions contemplated by this agreement. Neither Borrower nor any of its Subsidiaries has been refused any insurance with respect to its assets or operations, nor has its coverage been limited below usual and customary policy limits, by an insurance carrier to which it has applied for any such insurance or with which it has carried insurance during the last three years.

     5.17 Hedging Agreement. Schedule 5.17 sets forth, as of the Closing Date, a true and complete list of all Hedging Agreements (including commodity price swap agreements, forward agreements or contracts of sale which provide for prepayment for deferred shipment or delivery of oil, gas or other commodities) of the Borrower and each of its Subsidiaries, the material terms thereof (including the type, term, effective date, termination date and notional amounts or volumes), the net mark to market value thereof, all credit support agreements relating thereto (including any margin required or supplied), and the counterparty to each such agreement. Borrower has delivered true and correct copies of each of the Hedging Agreements to Agent prior to the date of this Agreement.

     5.18 Brokerage Fees. Except for a $150,000 brokerage fee payable by Borrower to Farlow Financial Corporation ("Farlow") on the Closing Date for the services rendered to Borrower by Farlow, no brokerage commission or finders fees has or shall be incurred or payable in connection with or as a result of Borrower's obtaining financing from the Lender Group under this Agreement, and neither Borrower nor any of its Subsidiaries has utilized the services of any broker or finder in connection with Borrower's obtaining financing from the Lender Group under this Agreement, Borrower and Guarantor acknowledge that neither Agent nor any Lender is in any way liable for such payment to Farlow.

     5.19  Permits  and  other  Intellectual  Property.  Except  as set forth on
Schedule 5.19, Borrower owns or possesses adequate licenses or other rights to use all Permits, patents, patent applications, trademarks, trademark applications, service marks, service mark applications, trade names, copyrights, trade secrets and know-how (collectively, the "Intellectual Property") that are necessary for the operation of its business as currently conducted. No claim is pending or threatened to the effect that Borrower infringes upon, or conflicts with, the asserted rights of any other Person under any Intellectual Property, and to the best of Borrower's knowledge there is no basis for any such claim (whether pending or threatened). To the best of Borrower's knowledge, no claim is pending or threatened to the effect that any such Intellectual Property owned or licensed by Borrower, or in which Borrower otherwise has the right to use is invalid or unenforceable by Borrower, and to the best of Borrower's knowledge there is no basis for any such claim (whether or not pending or threatened).

     5.20  Year  2000  Compatibility.

     (a) On the basis of a comprehensive inventory, review and assessment currently being undertaken by Borrower of Borrower's and each of its
Subsidiaries' computer applications utilized by Borrower and any of its Subsidiaries or contained in goods, products or services produced or sold by Borrower or any of its Subsidiaries, and upon inquiry made of each of Borrower's and each of its Subsidiaries' material suppliers and vendors, Borrower's management is of the considered view that Borrower and each of its Subsidiaries, and its respective goods, products and services and all such suppliers and vendors will be Year 2000 Compliant before November 30, 1999.

     (b) Borrower (i) has undertaken a detailed inventory, review and assessment of all areas within its business and operations that could be adversely affected by the failure of Borrower or any of its Subsidiaries or its respective goods, products or services to be Year 2000 Compliant on a timely basis, (ii) has developed the plan and timeline for becoming Year 2000 Compliant attached hereto as Schedule 5.20; and (iii) to date, is implementing that plan in accordance with that timetable in all material respects. Borrower reasonably anticipates that it will be Year 2000 Compliant on a timely basis.

     5.21  Locations;  Leases.

     (a) The primary accounting and business books, records and papers of Borrower pertaining to the Collateral are kept and maintained solely at Borrower's chief executive office set forth in the beginning of this Agreement. In addition, the Collateral, and the books, records and papers of Borrower pertaining thereto, are kept and maintained solely at Borrower's chief executive office set forth in the beginning of this Agreement and at those locations which are listed on Schedule 5.1(a) attached hereto, except that certain Oil and Gas Property Collateral also is located at the locations specified on Schedule 5.21 attached hereto, which schedules include the names and addresses of each of Borrower's landlords. Except (i) to accomplish sales of Inventory in the ordinary course of business or (ii) to utilize such of the Collateral as is removed in the ordinary course of business (such as motor vehicles), or (iii) to dispose of Collateral to the extent prescribed under Section 7.4, Borrower shall not remove any Collateral from said executive office or those locations listed on Schedule 5.1(a) or Schedule 5.21, as the case may be.

     (b) Except as Borrower shall have notified in writing prior thereto and Borrower shall have delivered to Agent a Collateral Access Agreement in form and substance satisfactory to Agent, no tangible personal property of Borrower or any of its Subsidiaries shall be in the care or custody of any third party or stored or entrusted with a bailee or other third party and none shall hereafter be placed under such care, custody, storage or entrustment, except for Inventory and Equipment having a fair saleable value of less than $250,000 in the aggregate for all such Inventory and Equipment.

     5.22 Absence of Certain Changes. Since July 1, 1999, there has not been without Agent's prior written consent:

     (a) A waiver of any right  relating  to the Oil and Gas  Properties;

     (b) A sale, lease or other disposition of the Oil and Gas Properties;

     (c) A mortgage, pledge or grant of a lien or security interest in any of the Oil and Gas Properties;

     (d) A contract for the sale of products produced from the Oil and Gas Properties; (e) A contract between Borrower and any of its Subsidiaries; or

     (f) A contract or  commitment to do any of the  foregoing.

     5.23 Operating Costs. All costs and expenses incurred in connection with the operation of the Properties have been fully paid and discharged by Borrower, except (a) normal costs and expenses incurred in operating the Oil and Gas Properties for which Borrower has not yet been billed, (b) with respect to the period beginning on the Closing Date and ending on the tenth (10th) day following the Closing Date, normal costs and expenses incurred in operating the Oil and Gas Properties incurred during the one hundred twenty (120) day period immediately preceding the date of determination thereof, and (c) from and after the eleventh (11th) day following the Closing Date, normal expenses incurred in operating the Oil and Gas Properties incurred during the sixty (60) day period immediately preceding the date of determination thereof.

     5.24 Imbalances. Except as set forth on Schedule 5.2(b) or on the most recent Reserve Report delivered to Agent by Borrower pursuant to Section 6.2(g), Borrower has not taken or received any amount of gas, oil, liquid hydrocarbons (or products refined therefrom) so that any person or entity may thereafter be entitled to receive any portion of the interests of Borrower to "balance" any previous disproportionate allocation.

     5.25 No Default. Schedule 5.1(c) sets forth all of the contracts associated with the Oil and Gas Properties of Borrower having a Mineral Interest value (based upon PV-10 Value) in excess of $500,000 on the Closing Date. The contracts associated with such Oil and Gas Properties are in full force and effect in accordance with their respective terms, and there exist no defaults in the performance of any obligation thereunder. Additionally, Borrower is not aware of any event that with notice or lapse of time, or both, would constitute a default under any such contracts.

     5.26 Leases. The oil and gas leases associated with the Oil and Gas Properties are in full force and effect in accordance with their respective terms, and there exist no defaults in the performance of any obligation thereunder. Additionally, Borrower is not aware of any event that with notice or lapse of time, or both, would constitute a default under any such oil and gas leases.

     5.27 Marketing Agreements. Except as set forth in Schedule 5.27, the Oil and Gas Properties (and the production therefrom) are not subject to any purchase agreement, sale agreement or similar marketing arrangement not cancelable on thirty (30) days notice, nor are any of the Properties subject to any agreements with any companies affiliated with Borrower that cannot be terminated immediately upon Closing without penalty, cost or liability to Agent.

     5.28 Non-Consent Operations. Since the execution of this Agreement, there have been no operations associated with the Oil and Gas Properties under an operating agreement, unit agreement or governmental order with respect to which Borrower has become a non-consenting party.

     5.29 Condition of Equipment. All of the wells, facilities and equipment associated with the Oil and Gas Properties are: (a) structurally sound with no material defects known to Borrower, (b) in good operating condition, and
(c) have been and are maintained in accordance with prudent business  standards.

     5.30 Wells.  Each oil or gas well located on the Oil and Gas Properties is:
(a) properly  permitted,   (b) in  compliance  with  all  applicable  Laws,  and
(c) within the production tolerances allocated by the governmental entity or tribal authority having appropriate jurisdiction. All of the leaseholds in which there are located Mineral Interests of Borrower having a PV-10 Value of $100,000 are producing Hydrocarbons in commercial quantities. Each of Borrower's producing wells listed on Schedule 5.1(b) is located on an Oil and Gas Property
(i) covered by title opinions and (ii) described in the legal description contained in an Oil and Gas Property Mortgage which has been duly executed and delivered to Agent.

     6. AFFIRMATIVE COVENANTS.

     Borrower covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, each Borrower shall, and shall cause each of its Subsidiaries to, do all of the following:

     6.1 Accounting System. Maintain a standard and modern system of accounting that enables Borrower to produce financial statements in accordance with GAAP on a separate Borrower-by-Borrower basis, as well as on a consolidated basis, and maintain records pertaining to the Collateral that contain information as from time to time may be requested by Agent. Borrower also shall keep a modern joint interest billing and remittance system with respect to each of the Oil and Gas Properties on which it is the operator and a modern reporting system that shows, among other things, the value, revenues and profits/losses of the Oil and Gas Properties, volume of production and value of sales of Hydrocarbon production, the location and condition of the Equipment and Borrower's positions and liability exposure under the Hedging Agreements on a separate Borrower-by-Borrower basis, as well as on a consolidated basis. 6.2 Collateral Reporting. Provide Agent with the following documents at the following times in form satisfactory to Agent during the term of this Agreement on a separate Borrower-by-Borrower basis, as well as on a consolidated basis:

     (a) By no later than the last day of each month, a detailed update, for the previous month, of the Borrowing Base on the form of the Borrowing Base Certificate which is attached hereto as Exhibit 6.2 (or on such other form as Agent in its sole discretion may require), including (i) a detailed calculation of the NYMEX Value of each of the Oil and Gas Properties (categorized by Proved Developed Producing Reserves, Proved Developed Non-Producing Reserves and Proved Undeveloped Reserves, subcategories of Eligible Proved Developed Producing Reserves, Eligible Proved Developed Non-Producing Reserves and Eligible Proved Undeveloped Reserves, and "other"), (ii) historical production data of the oil and gas reserves included in the Oil and Gas Property Collateral since the date of the most recent Reserve Report, (iii) the Oil and Gas Property Collateral prices received for production, lease operating expenses and such other information as Agent may deem necessary or appropriate, in Agent's sole discretion, (iv) any changes in the Oil and Gas Property Collateral since the date of the most recent Reserve Report in Borrower's (or such Subsidiaries', as the case may be) working interest or net revenue interest, (v) any changes since the date of the most recent Reserve Report in the categorization of any or all of the Oil and Gas Properties among Proved Developed Producing Reserves, Proved Developed Non-Producing Reserves and Proved Undeveloped Reserves, subcategories of Eligible Proved Developed Producing Reserves, Eligible Proved Developed Non-Producing Reserves and Eligible Proved Undeveloped Reserves, and "other",
(vi) a reconciliation and explanation of the changes of categorization of any Oil and Gas Properties among Proved Developed Producing Reserves, Proved Developed Non-Producing Reserves and Proved Undeveloped Reserves, subcategories of Eligible Proved Developed Producing Reserves, Eligible Proved Developed Non-Producing Reserves and Eligible Proved Undeveloped Reserves, and "other", since the date of the immediately preceding Borrowing Base Certificate, and
(vii) any changes in the Borrower's working interest or net revenue interest in the Oil and Gas Property Collateral since the date of the previous month's Borrowing Base Certificate;

     (b) By no later than the last day of each month, a detailed statement of sales and revenues derived from all products produced from the Oil and Gas Properties, for the previous month, including purchasers, prices received, prior period adjustments to such revenues and prices, and any Material Adverse Change affecting the sales or marketing agreements or arrangements with the purchasers of such products;

     (c) By no later than the last day of each month, a written report to Agent, in form and substance acceptable to Agent, detailing and aging Borrower's and each of its Subsidiaries' unpaid lease operating expenses and unpaid other liabilities, for the previous month, with respect to which a mineral lien, subcontractor's lien, mechanic's lien, materialmen's lien or other Lien against any of the Collateral may arise which may have a priority superior to Agent's Lien on such Collateral;

     (d) By no later than the last day of each month, notice of all claims, disputes, and litigation that have arisen since the date of the most recent statement to Agent pursuant to this Section 6.2; except (i) ongoing collection matters in which Borrower is the claimant or plaintiff; and (ii) matters that, if decided adversely to Borrower, do not result in and reasonably could not be expected to result in a Material Adverse Change;

     (e) By no later than the last day of each month, (i) a written report to Agent, in form and substance acceptable to Agent, detailing the costs incurred and revenues received by Borrower under its Hedging Agreements for oil and gas production, and (ii) a detailed calculation of Adjusted Consolidated Net Tangible Assets as of the last day of the previous month in form and substance acceptable to Agent;

     (f) By the last day of the month following each calendar quarter (i.e., the last day of April, July, October and January), a report: (i) listing the total amount actually paid by Borrower during the preceding quarter for: (A) plugging and abandonment costs for previous or ongoing plugging and abandonment operations pertaining to the Oil and Gas Properties, and (B) general bond and supplemental bond payments pertaining to plugging and abandonment costs; and
(ii) estimating the future payments for (A) and (B), above, for each of the succeeding two quarters;

     (g) Reserve Reports prepared by an independent petroleum engineering consultant pertaining to the six-month period ending December 31st and June 30th of each year (with such Reserve Reports to be delivered on or before the 60th day following such six-month period). Each Reserve Report shall be in form and substance satisfactory to Agent, and shall: (i) be accompanied by a certification of Borrower to the effect that nothing has occurred since the date of the last Reserve Report that could reasonably be expected to result in a Material Adverse Change, except that which has previously been disclosed to Agent in writing; and (ii) contain such other information as may be reasonably requested by Agent.

     Each delivery of a Reserve Report or a Borrowing Base Certificate by Borrower to Agent shall constitute a representation and warranty by Borrower to Agent that, unless otherwise disclosed to Agent in writing on or prior to the date of such delivery, (w) Borrower (or its Subsidiary, as the case may be) owns the Oil and Gas Properties described in the Reserve Report free and clear of any Liens (except Permitted Liens) and (x) each of the Oil and Gas Properties described in such Reserve Report constitute at least ninety-five (95%) of the value of Borrower's Proved Reserves in the Oil and Gas Property Collateral;

     (h) Upon request by Agent from time to time, copies of Borrower's lease files, well files and contract files (including production reports on each well, marketing contracts, and information regarding locations of and equipment located on each well); and

     (i) Such other reports as to the Collateral or the business or financial condition of Borrower as Agent may request from time to time.

     6.3 Financial Statements, Reports, Certificates. Deliver to Agent, with copies to each Lender: (a) as soon as available, but in any event within 30 days after the end of each month during each of Borrower's fiscal years, a company prepared balance sheet, income statement, and statement of cash flow covering Borrower's operations during such period; and (b) as soon as available, but in any event within 90 days after the end of each of Borrower's fiscal years, financial statements of Borrower for each such fiscal year, audited by independent certified public accountants reasonably acceptable to Agent and certified, without any qualifications, by such accountants to have been prepared in accordance with GAAP, together with a certificate of such accountants addressed to Agent stating that such accountants do not have knowledge of the existence of any Default or Event of Default. Such audited financial statements shall include a balance sheet, profit and loss statement, and statement of cash flow and, if prepared, such accountants' letter to management. If Borrower is a parent company of one or more Subsidiaries, or Affiliates, or is a Subsidiary or Designated Affiliate of another company, then, in addition to the financial statements referred to above, Borrower agrees to deliver financial statements prepared on a consolidating basis so as to present Borrower and each such related entity separately, and on a consolidated basis.

     Together with the above, Borrower also shall deliver to Agent, with copies to each Lender, Borrower's Form 10-Q Quarterly Reports, Form 10-K Annual Reports, and Form 8-K Current Reports, and any other filings made by Borrower with the SEC, if any, as soon as the same are filed, or any other information that is provided by Borrower to its shareholders, and any other information reasonably requested by the Lender Group relating to the financial condition of Borrower.

     Each month,  together with the financial  statements  provided  pursuant to
Section 6.3(a), Borrower shall deliver to Agent, with copies to each Lender, a certificate signed by its chief financial officer to the effect that: (i) all financial statements delivered or caused to be delivered to any one or more members of the Lender Group hereunder have been prepared in accordance with GAAP (except, in the case of unaudited financial statements, for the lack of footnotes and being subject to year-end audit adjustments) and fairly present the financial condition of Borrower, (ii) the representations and warranties of Borrower contained in this Agreement and the other Loan Documents are true and correct in all material respects on and as of the date of such certificate, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date), (iii) for each month that also is the date on which a financial covenant in Section 7.20 is to be tested, a Compliance Certificate demonstrating in reasonable detail compliance at the end of such period with the applicable financial covenants contained in Section 7.20, and (iv) on the date of delivery of such certificate to Agent there does not exist any condition or event that constitutes a Default or Event of Default (or, in the case of clauses (i), (ii), or (iii), to the extent of any non-compliance, describing such non-compliance as to which he or she may have knowledge and what action Borrower has taken, is taking, or proposes to take with respect thereto).

     As soon as available and in any event within forty-five (45) days after the last day of each calendar quarter, a report, in form and substance satisfactory to the Administrative Agent, setting forth as of the last Business day of such calendar quarter, a true and complete list of all Hedging Agreements (including commodity price swap agreements, forward agreements or contracts of sale which provide for prepayment for deferred shipment or delivery of oil, gas or other commodities) of the Borrower and each Subsidiary, the Material terms thereof (including the type, term, effective date, termination date and notional amounts or volumes), the net mark to market values therefor, any new credit support agreements relating thereto, any margin required or supplied under any credit support document, and the counterparty to each such agreement.

     Borrower shall have issued written instructions to its independent certified public accountants authorizing them to communicate with Agent and to release to Agent whatever financial information concerning Borrower that Agent may request. Borrower hereby irrevocably authorizes and directs all auditors, accountants, or other third parties to deliver to Agent, at Borrower's expense, copies of Borrower's financial statements, papers related thereto, and other accounting records of any nature in their possession, and to disclose to Agent any information they may have regarding Borrower's business affairs and financial conditions.

     6.4 Tax Returns. Deliver to Agent copies of each of Borrower's future federal income tax returns, and any amendments thereto, within 30 days of the filing thereof with the Internal Revenue Service.

     6.5 Guarantor Reports. Cause any guarantor of any of the Obligations to deliver its annual financial statements at the time when Borrower provides its audited financial statements to Agent and copies of all federal income tax returns as soon as the same are available and in any event no later than 30 days after the same are required to be filed by law.

     6.6 [Intentionally Omitted].

     6.7 Title to Equipment. Upon Agent's request, Borrower promptly shall deliver to Agent, properly endorsed, any and all evidences of ownership of, certificates of title, or applications for title to any items of Equipment.

     6.8 Maintenance of Oil and Gas Property Collateral and Equipment; Operation of Business.

     (a) At its expense, do or cause to be done all things reasonably necessary to preserve and keep in good repair, working order and efficiency (except for normal wear and tear) all of its Oil and Gas Property Collateral and other material Properties including, without limitation, all equipment, machinery and facilities, and from time to time will make all the reasonably necessary repairs, renewals and replacements so that at all times the state and condition of its Oil and Gas Property Collateral and other material Property will be fully preserved and maintained, allowing for depletion in the ordinary course of business, except to the extent a portion of such Oil and Gas Property Collateral is no longer capable of producing Hydrocarbons in commercial quantities (in which case Borrower shall fully comply with all of its obligations and Legal Requirements pertaining to plugging and abandoning its wells related to such portion). Borrower shall, and shall cause each of its Subsidiaries to, promptly:
(i) pay and discharge, or make reasonable and customary efforts to cause to be paid and discharged, all delay rentals, royalties, expenses and indebtedness accruing under the leases or other agreements affecting or pertaining to its Oil and Gas Property Collateral; (ii) perform or make reasonable and customary efforts to cause to be performed, in accordance with industry standards the obligations required by each and all of the assignments, deeds, leases, sub-leases, contracts and agreements affecting its interests in its Oil and Gas Property Collateral and other material Properties; (iii) shall, and shall cause each of its Subsidiaries to, do all other things necessary to keep unimpaired, except for Permitted Liens, its rights with respect to each and all of the assignments, deeds, leases, sub-leases, contracts and agreements affecting its interests in its Oil and Gas Property Collateral and other material Property and prevent any forfeiture thereof or a default thereunder, except (A) to the extent a portion of such Oil and Gas Property Collateral is no longer capable of producing Hydrocarbons in economically reasonable amounts and (B) for dispositions permitted by Section 7.4 hereof. Borrower shall, and shall cause each of its Subsidiaries, to operate its Oil and Gas Property Collateral and other material Property or cause or make reasonable and customary efforts to cause such Oil and Gas Property Collateral and other material Properties to be operated in a reasonably prudent manner in accordance with the practices of the industry and in compliance in all material respects with all applicable contracts and agreements and in compliance in all material respects with all Legal Requirements.

     (b) At its expense, maintain the Equipment in good operating condition and repair (ordinary wear and tear excepted), and make all necessary replacements thereto, except as permitted in Section 7.4(c), so that the value and operating efficiency thereof shall at all times be maintained and preserved. Other than those items of Equipment that constitute fixtures on the Closing Date, Borrower shall not permit any item of Equipment to become a fixture to real estate or an accession to other property, and such Equipment shall at all times remain personal property.

     (c) At its expense, (i) explore, develop and maintain the leases, wells, units and acreage to which the Oil and Gas Property Collateral pertains in a prudent and economical manner, (ii) act prudently and in accordance with customary industry standards in managing or operating the Oil and Gas Property Collateral, (iii) pay and promptly discharge all rentals, delay rentals, royalties, overriding royalties, payments of production and other indebtedness or obligations accruing under the leases comprising the Oil and Gas Property Collateral, and perform every act required to keep such leases in full force and effect, (iv) deliver all operating agreements, pooling or unitization agreements, sales or processing contracts, drilling and/or development agreements, pipeline transportation agreements and other material agreements which pertain to the Oil and Gas Property Collateral, (v) deliver production information on a monthly basis, (vi) deliver copies of all reports, forms and other documents and data submitted by Borrower or any of its Subsidiaries to the Federal Energy Regulatory Commission, the applicable state conservation agencies and any other applicable Governmental Authorities, (vii) not mortgage, pledge or otherwise encumber or sell the Oil and Gas Property Collateral except to the limited extent permitted under this Agreement, (viii) not alter any Material Contract relating to the Oil and Gas Property Collateral except to the limited extent permitted under this Agreement, (ix) pay on or before the due date thereof all of Borrower's and each of its Subsidiaries' lease operating expenses and other liabilities with respect to which a mineral lien, subcontractor's lien, mechanic's lien, materialmen's lien or other Lien against any of the Collateral may arise which may have a priority superior to Agent's Lien on such Collateral, and (x) perform all acts and execute such documents as Agent may require in order to maintain the existence, perfection and first priority of Agent's Lien on the Oil and Gas Property Collateral and the other Collateral.

     6.9 Taxes.

     (a) Cause all assessments and taxes, whether real, personal, or otherwise, due or payable by, or imposed, levied, or assessed against Borrower or any of its property or assets to be paid in full, before delinquency or before the expiration of any extension period, except to the extent that the validity of such assessment or tax (other than production taxes, severance taxes, payroll taxes or taxes that are the subject of a United States federal tax lien) shall be the subject of a Permitted Protest.

     (b) Make due and timely payment or deposit of all such federal, state, and local taxes, assessments, or contributions required of it by law, and will execute and deliver to Agent, on demand, appropriate certificates attesting to the payment thereof or deposit with respect thereto.

     (c) Make timely payment or deposit of all tax payments and withholding taxes required of it by applicable laws, including those laws concerning F.I.C.A., F.U.T.A., state disability, and local, state, and federal income taxes, and will, upon request, furnish Agent with proof satisfactory to Agent indicating that Borrower has made such payments or deposits.

     6.10  Insurance.

     (a)  At  its  expense,   maintain  the  insurance   policies  described  in
Schedule 5.16 in full force and effect.

     (b) At its expense, obtain and maintain (i) insurance of the type necessary to insure the Collateral in such amounts and against such risks as Agent may require, but in any event in amounts sufficient to prevent Borrower from becoming a co-insurer under such policies.

     (c) All such policies of insurance shall be in such form, with such companies, and in such amounts as may be reasonably satisfactory to Agent. All insurance required herein shall be written by companies which have a Best's rating of A for capital and X for financial stability. All hazard insurance and such other insurance as Agent shall specify, shall contain a Form 438BFU
(NS) mortgagee endorsement, or an equivalent endorsement satisfactory to Agent, showing Agent as sole loss payee thereof, and shall contain a waiver of warranties. Every policy of insurance referred to in this Section 6.10 shall contain an agreement by the insurer that it will not cancel such policy except after 30 days prior written notice to Agent and that any loss payable thereunder shall be payable notwithstanding any act or negligence of Borrower or the Lender Group which might, absent such agreement, result in a forfeiture of all or a part of such insurance payment and notwithstanding (i) occupancy or use of the Collateral for purposes more hazardous than permitted by the terms of such policy, (ii) any foreclosure or other action or proceeding taken by the Lender Group pursuant to the Oil and Gas Mortgages upon the happening of an Event of Default, or (iii) any change in title or ownership of the Collateral. Borrower shall deliver to Agent certified copies of such policies of insurance and evidence of the payment of all premiums therefor.

     (d) Original policies or certificates thereof satisfactory to Agent evidencing such insurance shall be delivered to Agent at least 30 days prior to the expiration of the existing or preceding policies. Borrower shall give Agent prompt notice of any loss covered by such insurance, and Agent shall have the right to adjust any loss. Agent shall have the exclusive right to adjust all losses payable under any such insurance policies without any liability to Borrower whatsoever in respect of such adjustments. Any monies received as payment for any loss under any insurance policy including the insurance policies mentioned above, shall be paid over to Agent to be applied at the option of the Required Lenders either to the prepayment of the Obligations without premium, in such order or manner as Agent may elect, or shall be disbursed to Borrower under stage payment terms satisfactory to Agent for application to the cost of repairs, replacements, or restorations. All repairs, replacements, or restorations shall be effected with reasonable promptness and shall be of a value at least equal to the value of the items or property destroyed prior to such damage or destruction. Upon the occurrence of an Event of Default, the Lender Group shall have the right to apply all prepaid premiums to the payment of the Obligations in such order or form as Agent shall determine.

     (e) Borrower shall not take out separate insurance concurrent in form or contributing in the event of loss with that required to be maintained under this
Section 6.10, unless Agent is included thereon as named insured with the loss payable to Agent under a standard 438BFU (NS) Mortgagee endorsement, or its local equivalent. Borrower immediately shall notify Agent whenever such separate insurance is taken out, specifying the insurer thereunder and full particulars as to the policies evidencing the same, and originals of such policies immediately shall be provided to Agent.

     (f) Borrower shall, and shall cause each of its Subsidiaries to, use its best efforts to cause the operator of each Oil and Gas Property Collateral in which Borrower or any of its Subsidiaries owns a non-operating working interest to maintain for the benefit of all working interest owners insurance of the types and in the coverage amounts and with reasonable deductibles as is usual and customary, including those specified in Section 6.10(b), to name the non-operating working interest owners, including Borrower and its Subsidiaries, as an additional insured on the liabilities, and to otherwise have the such insurance comply with the requirements specified in Section 6.10(c). Borrower shall, and shall cause each of its Subsidiaries to, use its best efforts to obtain from its operators certificates of insurance evidencing coverage of the Oil and Gas Property Collateral as set forth above as and when requested by Agent.

     6.11 No Setoffs or Counterclaims. Make payments hereunder and under the other Loan Documents by or on behalf of Borrower without setoff or counterclaim and free and clear of, and without deduction or withholding for or on account of, any federal, state, or local taxes.

     6.12 Location of Inventory and Equipment. Keep the Inventory and Equipment only at the locations identified the Oil and Gas Mortgages in Schedule 6.12; provided, however, that Borrower may amend Schedule 6.12 so long as such amendment occurs by written notice to Agent not less than 30 days prior to the date on which the Inventory or Equipment is moved to such new location, so long as such new location is within the continental United States, and so long as, at the time of such written notification, Borrower provides any financing statements or fixture filings necessary or advisable to perfect and continue perfected the Agent's Liens on such assets and also provides to Agent a Collateral Access Agreement; provided, however, that this Section 6.12 shall not apply to Inventory and Equipment having an aggregate value of less than $250,000 for all such Inventory and Equipment.

     6.13  Compliance  with  Laws.

     (a)  Comply  with  the   requirements  of  all  applicable   laws,   rules,
regulations, and orders of any Governmental Authority, including all Environmental Laws, the Fair Labor Standards Act and the Americans With
Disabilities Act, other than laws, rules, regulations, and orders the non-compliance with which, individually or in the aggregate, would not result in and reasonably could not be expected to result in a Material Adverse Change.

     (b) Establish and implement such procedures as may be reasonably necessary to continuously determine and assure that any failure of the following would not result in and reasonably could not be expected to result in a Material Adverse
Change: (i) all Property of the Borrower and its Subsidiaries and the operations conducted thereon and other activities of the Borrower and its Subsidiaries are in compliance with and do not violate the requirements of any Environmental Laws, (ii) no oil, Hazardous Materials or solid wastes are disposed of or otherwise released on or to any Property owned by any such party except in compliance with Environmental Laws, (iii) no Hazardous Materials will be released on or to any such Property in a quantity equal to or exceeding that quantity which requires reporting pursuant to Section 103 of CERCLA, and (iv) no oil, oil and gas exploration and production wastes, or Hazardous Materials is released on or to any such Property so as to pose an imminent and substantial endangerment to public health or welfare or the environment.

     (c) Promptly notify Agent in writing of any threatened action, investigation or inquiry by any Governmental Authority of which Borrower or any of its Subsidiaries has knowledge in connection with any Environmental Laws, excluding routine testing and minor corrective action.

     (d) Provide environmental audits and tests in accordance with American Society for Testing and Materials standards, as reasonably requested by Agent or as otherwise required to be obtained by Agent or by any Governmental Authority in connection with Borrower's existing and hereafter acquired Oil and Gas Properties or other material Properties.

     6.14  Employee  Benefits.

     (a) Cause to be delivered to Agent: (i) promptly, and in any event within 10 Business Days after Borrower or any of its Subsidiaries knows or has reason to know that an ERISA Event has occurred that has resulted in or reasonably could be expected to result in a Material Adverse Change, a written statement of the chief financial officer of Borrower describing such ERISA Event and any action that is being taking with respect thereto by Borrower, any such Subsidiary or ERISA Affiliate, and any action taken or threatened by the IRS, Department of Labor, or PBGC. Borrower or such Subsidiary, as applicable, shall be deemed to know all facts known by the administrator of any Benefit Plan of which it is the plan sponsor, (ii) promptly, and in any event within 3 Business Days after the filing thereof with the IRS, a copy of each funding waiver request filed with respect to any Benefit Plan and all communications received by Borrower, any of its Subsidiaries or, to the knowledge of Borrower, any ERISA Affiliate with respect to such request, and (iii) promptly, and in any event within 3 Business Days after receipt by Borrower, any of its Subsidiaries or, to the knowledge of Borrower, any ERISA Affiliate, of the PBGC's intention to terminate a Benefit Plan or to have a trustee appointed to administer a Benefit Plan, copies of each such notice.

     (b) Cause to be delivered to Agent, upon Agent's request, each of the following: (i) a copy of each Plan (or, where any such plan is not in writing, complete description thereof) (and if applicable, related trust agreements or other funding instruments) and all amendments thereto, all written interpretations thereof and written descriptions thereof that have been distributed to employees or former employees of Borrower or its Subsidiaries;
(ii) the most recent determination letter issued by the IRS with respect to each Benefit Plan; (iii) for the three most recent plan years, annual reports on Form 5500 Series required to be filed with any governmental agency for each Benefit Plan; (iv) all actuarial reports prepared for the last three plan years for each Benefit Plan; (v) a listing of all Multiemployer Plans, with the aggregate amount of the most recent annual contributions required to be made by Borrower or any ERISA Affiliate to each such plan and copies of the collective bargaining agreements requiring such contributions; (vi) any information that has been provided to Borrower or any ERISA Affiliate regarding withdrawal liability under any Multiemployer Plan; and (vii) the aggregate amount of the most recent annual payments made to former employees of Borrower or its Subsidiaries under any Retiree Health Plan.

     6.15 Leases. Pay when due all rents and other amounts payable under any leases to which Borrower is a party or by which Borrower's properties and assets are bound, unless such payments are the subject of a Permitted Protest. To the extent that Borrower fails timely to make payment of such rents and other amounts payable when due under its leases, Agent shall be entitled, in its discretion, to reserve an amount equal to such unpaid amounts against the Borrowing Base.

     6.16 Broker Commissions. Pay any and all brokerage commission or finders fees incurred or payable in connection with or as a result of Borrower's obtaining financing from the Lender Group under this Agreement.

     6.17. Oil and Gas Property Title  Information.

     (a) On or before the delivery to Agent of each Reserve  Report  required by
Section 2.1(b) or Section 6.2, Borrower will provide Agent with current title opinions covering the Oil and Gas Property Collateral for which title opinions have not previously been provided to Agent so that at all times the value of the Eligible Proved Reserves for which title opinions are or have been provided to Agent shall equal or exceed ninety-five percent (95%) of the NYMEX Value of all of the Oil and Gas Property Collateral as set forth in the most recently delivered Reserve Report of Proved Reserves.

     (b) Borrower shall cure all title defects or exceptions which are not Permitted Liens, or substitute acceptable Oil and Gas Property Collateral with no title defects or exceptions except for Permitted Liens covering Oil and Gas Property Collateral of an equivalent value, within 30 days after a request by Agent to cure such defects or exceptions. If the Borrower is unable to cure any title defect requested by Agent to be cured within the 30 day period, such failure to cure shall not be a Default or an Event of Default, but instead such Property shall remain excluded from the Borrowing Base as provided in Section
2.1 until such time as title is satisfactory to Agent. Upon the discovery of any title defect or exception which is not a Permitted Lien, Agent shall have the right to exercise the right to remedy such title defect or exception in its sole discretion from time to time (and any failure to so exercise this remedy at any time shall not be a waiver as to future exercise of the remedy by Agent).

     6.18 Additional Collateral.

     (a) Should Borrower or any of its Subsidiaries purchase, otherwise acquire or own any Oil and Gas Property that is not already included in the Oil and Gas Property Collateral and the subject of an Oil and Gas Property Mortgage in favor of Agent other then Oil and Gas Properties owned on the date of this Agreement, which have a NYMEX Value of $100,000 or less until such time as the NYMEX Value thereof exceeds $100,000) for the benefit of the Lender Group, Borrower will grant or cause to be granted to Agent as security for the Obligations a first-priority Lien (subject only to Permitted Liens) on all of Borrower's or such Subsidiary's, as the case may be, interest in such Oil and Gas Properties not already subject to a Lien of such an Oil and Gas Property Mortgage simultaneously with Borrower's or such Subsidiary's purchase, acquisition or ownership of such Oil and Gas Property which Lien will be created and perfected by and in accordance with the provisions of an Oil and Gas Property Mortgage and other security agreements and financing statements, or other security instruments, all in form and substance satisfactory to Agent in its sole discretion and in sufficient executed (and acknowledged where necessary or appropriate) counterparts for recording purposes.

     (b) Concurrently with the granting of the Lien or other action referred to in Section 6.18(a) above, Borrower will provide to Agent title information and a title opinion in form and substance satisfactory to Agent in its sole discretion with respect to Borrower's or such Subsidiary's, as the case may be, interests in such Oil and Gas Properties.

     (c) Borrower shall cause all of its present and future Subsidiaries that are 50% or more owned directly or indirectly by Borrower to execute a Guaranty Agreement and Security Agreements, except for Atlantic Offshore Insurance, Ltd.; provided that Atlantic Offshore Insurance, Ltd. shall at no time guarantee or grant any Lien to secure the Unsecured Notes or any other Indebtedness of Borrower.

     6.19 Hedging Agreements. The Borrower shall maintain in effect one or more Hedging Agreements with respect to its Hydrocarbon production with one or more investment grade counterparties, rated Aa3 or better by Moody's, A+ or better according to Standard & Poor's, or the equivalent by a rating agency acceptable to Agent, the effective term of such Hedging Agreements to expire no earlier than September 30, 2001, (and Hedging Agreements with terms extending until the end of the First and Second Renewal Period, in the event that the Agreement is renewed and extended for such periods) and the aggregate notional volumes of Hydrocarbons the subject of such Hedging Agreements shall constitute, at all times, from and after the 60th day following the Closing Date during the term thereof, not less than 25% and not more than 75% of Borrower's forecasted Hydrocarbon production for such period from Oil and Gas Properties classified as Proved Developed Producing Reserves as of the date of the most recent Reserve Report. Borrower shall use such Hedging Agreements solely as a part of its normal business operations as a risk management strategy and/or hedge against changes resulting from market conditions related to Borrower's and its
Subsidiaries' oil and gas operations and not as a means to speculate for investment purposes on trends and shifts in financial or commodities markets. Borrower shall notify Agent immediately upon becoming aware (in any event not later than the close of business on the same Business Day) that its production of Hydrocarbons could reasonably be expected to be insufficient to meet its obligations under any Hedging Agreements.

     6.20 Further Assurances. Cure promptly any defects in the creation or issuance of the Obligations or the execution or delivery of the Obligations and/or Loan Documents, including this Agreement. Borrower at its expense shall, and shall cause each or its Subsidiaries to promptly execute and deliver to Agent upon request all such other documents, agreements and instruments to comply with or accomplish the covenants and agreements of Borrower or any of its Subsidiaries in the Loan Documents, including this Agreement, or to further evidence and more fully describe the collateral intended as security for the Obligations, or to correct any omissions in the Loan Documents, or to state more fully the security obligations set out herein or in any of the Loan Documents, or to perfect, protect or preserve any Liens created pursuant to any of the Loan Documents, or to make any recordings, to file any notices or obtain any consents, all as may be reasonably necessary or appropriate in connection therewith.

     7. NEGATIVE  COVENANTS.

     Borrower covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, Borrower will not, and will not permit any of its Subsidiaries to, do any of the following without the Required Lenders' prior written consent:

     7.1 Indebtedness.  Create, incur, assume, permit,  guarantee,  or otherwise
become  or  remain,   directly  or  indirectly,   liable  with  respect  to  any
Indebtedness,  except:

     (a) Indebtedness evidenced by this Agreement, together with Indebtedness to issuers of letters of credit that are the subject of L/C Guarantees;

     (b)  Indebtedness  set forth on Schedule 7.1;

     (c) Indebtedness secured by Permitted Liens;

     (d) the Unsecured Notes.

     (e) accounts payable (for the deferred purchase price of Property or services) from time to time incurred in the ordinary course of business which, if greater than 90 days past the invoice or billing date, are being contested in good faith by appropriate proceedings if reserves adequate under GAAP shall have been established therefor;

     (f) Indebtedness associated with bonds or surety obligations required by Legal Requirements in connection with the operation of Borrower's and its Subsidiaries' Oil and Gas Properties;

     (g) Indebtedness under Hedging Agreements covering oil or gas with Arranging Institutions, Agent or any Lender as a counterparty or with such other Persons as approved by Agent entered into as a part of its normal business operations as a risk management strategy and/or hedge against changes resulting from market conditions related to Borrower's and its Subsidiaries' oil and gas operations (but not as a means to speculate for investment purposes on trends and shifts in financial or commodities markets) but only to the extent that the total volumes hedged for any 12 month period do not exceed 75% of Borrower's forecasted Hydrocarbon production for such period from Oil and Gas Properties classified as Proved Developed Producing Reserves as indicated in the most Recent Reserve Report:

     (h) refinancings, renewals, or extensions of Indebtedness permitted under clauses (b) and (c) of this Section 7.1 (and continuance or renewal of any Permitted Liens associated therewith) and under clause (d) of this Section 7.1, in each such case so long as: (i) the terms and conditions of such refinancings, renewals, or extensions do not materially impair the prospects of repayment of the Obligations by Borrower, (ii) the net cash proceeds of such refinancings, renewals, or extensions do not result in an increase in the aggregate principal amount of the Indebtedness so refinanced, renewed, or extended, (iii) such refinancings, renewals, refundings, or extensions do not result in a shortening of the average weighted maturity of the Indebtedness so refinanced, renewed, or extended, and (iv) to the extent that Indebtedness that is refinanced was subordinated in right of payment to the Obligations, then the subordination terms and conditions of the refinancing Indebtedness must be at least as favorable to the Lender Group as those applicable to the refinanced Indebtedness.

     7.2 Liens. Create, incur, assume, or permit to exist, directly or indirectly, any Lien on or with respect to any of its property or assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom, except for Permitted Liens (including Liens that are replacements of Permitted Liens to the extent that the original Indebtedness is refinanced under
Section 7.1(h) and so long as the replacement Liens only encumber those assets or property that secured the original Indebtedness).

     7.3 Restrictions on Fundamental Changes.

     (a) Enter into any merger (other than the merger described in Section 3.3(d)), consolidation, reorganization, or recapitalization, or reclassify its capital Stock.

     (b) Liquidate, wind up, or dissolve itself (or suffer any liquidation or dissolution).

     (c) Convey, sell, assign, lease, transfer, or otherwise dispose of, in one transaction or a series of transactions, all or any substantial part of its property or assets.

     7.4 Disposal of Assets. Sell, lease, assign, farm-out, convey, transfer, or otherwise dispose of any of any Borrower's or any of its Subsidiaries' Properties or assets other than (a) sales of Inventory to buyers in the ordinary course of such Borrower's business as currently conducted, (b) farmouts of nonproven acreage or nonproven depths and assignments in connection with such farmouts, (c) the sale or transfer of Equipment having a fair saleable value of less than an aggregate amount of $500,000 for all Borrowers during the term of this Agreement that is no longer necessary for the business of Borrower or such Subsidiary or is replaced by Equipment of at least comparable value and use, and
(d) as long as no Default or Event of Default is existing or would result therefrom and no Overadvance would result therefrom, during any fiscal year of the Borrower, sales of the specific Oil and Gas Properties listed on Schedule
7.4 and other sales in the ordinary course of business of Oil and Gas Properties having an aggregate NYMEX Value, as of the date of the most recent Reserve Report delivered by Borrower to Agent, which does not exceed in the aggregate $2,000,000 in the aggregate during the term of this Agreement; provided, that the Borrowing Base shall be adjusted by an amount equal to the value, if any, assigned to such Oil and Gas Properties in the most recently determined Borrowing Base and that the Proceeds from such permitted disposals of Equipment and Oil and Gas Properties shall be remitted to the Collection Accounts; and, provided, further, at or prior to the closing date of any such sale, assignment, farmout, conveyance or other transfer of any Oil and Gas Properties, and as a condition of Borrower's authority to do so, Borrower shall deliver to Agent a certificate executed by the chief executive officer or chief financial officer of Panaco certifying (i) that no Default or Event of Default has occurred and is continuing, (ii) to the valuation of the Oil and Gas Properties involved utilizing the NYMEX Price for valuation purposes, (iii) that the dispositions proposed will not violate any of the dollar limitation set forth in this Section 7.4, (iv) that the disposition will not result in an Overadvance, and (v) the consideration and manner of the payment thereof to be received by Borrower for the disposition of the Oil and Gas Properties involved.

     7.5 Change Name. Change any Borrower's or any of its Subsidiaries' name, FEIN, corporate structure (within the meaning of Section 9402(7) of the Code), or identity, or add any new fictitious name.

     7.6 Gurantee. Guarantee or otherwise become in any way liable with respect to the obligations of any third Person except by endorsement of instruments or items of payment for deposit to the account of Borrower or which are transmitted or turned over to Agent.

     7.7 Nature of Business. Make any change in the principal nature of Borrower's or any of its Subsidiaries' business as an independent oil and gas exploration and production company.

     7.8 Prepayments and Amendments.

     (a) Except in connection with a refinancing permitted by Section 7.1(d), prepay, redeem, retire, defease, purchase, or otherwise acquire any Indebtedness owing to any third Person (including, but not limited to, the Unsecured Notes), other than the Obligations in accordance with this Agreement (provided, however, that that Borrower shall be permitted to repurchase or retire up to $25,000,000 in the original face amount of the Unsecured Notes as long as, as a condition precedent thereto, (i) no Default or Event of Default then exists or reasonably could be expected to result therefrom, (ii) Borrower at such time, after giving effect thereto, has at least an aggregate amount of $5,000,000 of Availability and unrestricted immediately available cash on hand reserving as an additional deduction from Availability an amount determined by Agent in its sole discretion that would be sufficient to maintain Borrower's and its Subsidiaries' accounts payable and other current liabilities within reasonable terms, and (iii) Borrower has paid to Agent the fee described in Section 2.11(f) with respect thereto), and

     (b) Directly or indirectly, amend, modify, alter, increase, or change any of the terms or conditions of any agreement, instrument, document, indenture (including, but not limited to, the Unsecured Notes Indenture), or other writing evidencing or concerning Indebtedness permitted under Sections 7.1(b), (c), or
(d).

     7.9 Change of Control. Cause, permit, or suffer, directly or indirectly, any Change of Control.

     7.10 Consignments. Consign any Inventory or sell any Inventory on bill and hold, sale or return, sale on approval, or other conditional terms of sale.

     7.11 Distribution; Repurchases of Capital Stock. Make any distribution or declare or pay any dividends (in cash or other property, other than capital Stock) on, or purchase, acquire, redeem, or retire any of Borrower's capital Stock, of any class, whether now or hereafter outstanding.

     7.12 Accounting Methods. Modify or change its method of accounting or enter into, modify, or terminate any agreement currently existing, or at any time hereafter entered into with any third party accounting firm or service bureau for the preparation or storage of Borrower's accounting records without said accounting firm or service bureau agreeing to provide Agent information regarding the Collateral or Borrower's financial condition. Borrower waives the right to assert a confidential relationship, if any, it may have with any accounting firm or service bureau in connection with any information requested by Agent pursuant to or in accordance with this Agreement, and agrees that Agent may contact directly any such accounting firm or service bureau in order to obtain such information.

     7.13 Investments. Directly or indirectly make, acquire, or incur any liabilities (including contingent obligations) for or in connection with (a) the acquisition of the securities (whether debt or equity) of, or other interests in, a Person, (b) loans, advances, capital contributions, or transfers of property to a Person, or (c) the acquisition of all or substantially all of the properties or assets of a Person; provided that the foregoing restrictions shall not apply to purchases by Panaco of Mineral Interests from Persons other than Affiliates as long as: (i) there has not occurred an Event of Default and no Default or Event of Default could reasonably be expected to result from the making thereof, (ii) Panaco shall have complied with all of the requirements of
Section 6.18 with respect thereto, (iii) the aggregate consideration paid or incurred in connection with any such individual purchase or series of related purchases does not exceed $10,000,000, and (iv) after giving effect to such purchases, the sum of Availability plus Borrower's immediately available unrestricted cash on hand, minus an amount determined by Agent in its sole discretion that would be sufficient to maintain Borrower's and its Subsidiaries' accounts payable and other current liabilities within reasonable terms is at least $5,000,000.

     7.14 Transactions with Affiliates. Directly or indirectly enter into or permit to exist any material transaction between any Borrower with another Borrower or between any Borrower with any Affiliate of such Borrower except for transactions that are in the ordinary course of such Borrower's business, upon fair and reasonable terms, that are fully disclosed to Agent, and that are no less favorable to such Borrower than would be obtained in an arm's length transaction with a non-Affiliate.

     7.15 Suspension. Suspend or go out of a substantial portion of its business.

     7.16 Compensation. Increase the annual fee or per-meeting fees paid to directors during any year by more than 15% over the prior year; pay or accrue total cash compensation, during any year, to officers and senior management employees in an aggregate amount in excess of 125% of that paid or accrued in the prior year.

     7.17 Use of Proceeds. Use the proceeds of the Advances made hereunder for any purpose other than (a) on the Closing Date, (i) to repay in full the outstanding principal, accrued interest, and accrued fees and expenses owing to Prior Lenders, and (ii) to pay transactional fees, costs, and expenses incurred in connection with this Agreement, and (b) thereafter, consistent with the terms and conditions hereof, for its lawful and permitted corporate purposes.

     7.18 Change in Location of Chief Executive Offices; Inventory and Equipment. Relocate its chief executive office to a new location without providing 30 days prior written notification thereof to Agent and so long as, at the time of such written notification, Borrower provides any financing statements or fixture filings necessary to perfect and continue perfected the Agent's Liens and also provides to Agent a Collateral Access Agreement with respect to such new location. The Inventory and Equipment shall not at any time now or hereafter be stored with a bailee, warehouseman, or similar party without Agent's prior written consent. Borrower will not, and will not permit its Subsidiaries to store, warehouse or bail the Inventory and Equipment of Borrower and its Subsidiaries at Real Property other than such Real Property listed on
Schedule 5.1(d), except for such Inventory and Equipment whose aggregate fair saleable market value, for any fiscal year, does not exceed $250,000.

     7.19 No Prohibited  Transactions  Under ERISA.  Directly or indirectly:

     (a) engage, or permit any Subsidiary of Borrower to engage, in any prohibited transaction which is reasonably likely to result in a civil penalty or excise tax described in Sections 406 of ERISA or 4975 of the IRC for which a statutory or class exemption is not available or a private exemption has not been previously obtained from the Department of Labor;

     (b) permit to exist with respect to any Benefit Plan any accumulated funding deficiency (as defined in Sections 302 of ERISA and 412 of the IRC), whether or not waived;

     (c) fail, or permit any Subsidiary of Borrower to fail, to pay timely required contributions or annual installments due with respect to any waived funding deficiency to any Benefit Plan;

     (d) terminate, or permit any Subsidiary of Borrower to terminate, any Benefit Plan where such event would result in any liability of Borrower, any of its Subsidiaries or any ERISA Affiliate under Title IV of ERISA;

     (e) fail, or permit any Subsidiary of Borrower to fail, to make any required contribution or payment to any Multiemployer Plan;

     (f) fail, or permit any Subsidiary of Borrower to fail, to pay any required installment or any other payment required under Section 412 of the IRC on or before the due date for such installment or other payment;

     (g) amend, or permit any Subsidiary of Borrower to amend, a Plan resulting in an increase in current liability for the plan year such that either of Borrower, any Subsidiary of Borrower or any ERISA Affiliate is required to provide security to such Plan under Section 401(a)(29) of the IRC; or

     (h) withdraw, or permit any Subsidiary of Borrower to withdraw, from any Multiemployer Plan where such withdrawal is reasonably likely to result in any liability of any such entity under Title IV of ERISA;

which, individually or inthe aggregate, results in or reasonably would be expected to result in a claim against or liability of Borrower, any of its Subsidiaries or any ERISA Affiliate in excess of $250,000.

     7.20 Financial Covenants. Fail to maintain:

     (a) Current Ratio. As of the last day of each month, a ratio of Consolidated Current Assets divided by Consolidated Current Liabilities of at least 0.25:1.0;

     (b) Consolidated Interest Coverage Ratio. Borrower's ratio, as of the last day of each month set forth below, of (i) consolidated EBITDA for the 12 consecutive fiscal month period then ended, to (ii) consolidated Interest Expense for the 12 consecutive fiscal month period then ended, shall not be less than the ratio set forth below corresponding to such month:

              ------------------------------------------------------
                     Month                                  Ratio
              ------------------------------------------------------
                September 1999                             1.0:1.0
                October 1999                               1.0:1.0
                November 1999                              1.0:1.0
                December 1999                              1.0:1.0
                January 2000 and each month thereafter     1.5:1.0
              ------------------------------------------------------

     7.21 Capital Expenditures. Make capital expenditures in any fiscal year in excess of $30,000,000 in the aggregate.

     7.22 Securities Accounts. Borrower shall not establish or maintain any Securities Account unless Agent shall have received a Control Agreement, duly executed and in full force and effect, in respect of such Securities Account. Borrower agrees that it will not transfer assets out of any Securities Accounts; provided, however, that, so long as no Event of Default has occurred and is continuing or would result therefrom, Borrower may use such assets to the extent permitted by this Agreement.

     7.23 Gas Imbalances, Take-or-Pay or Other Prepayments. Borrower shall not, and shall not permit any of its Subsidiaries to, enter into any contracts or agreements which warrant production of Hydrocarbons (other than Hedging Agreements otherwise permitted hereunder) and will not hereafter allow gas imbalances, take-or-pay or other prepayments with respect to its Oil and Gas Properties which would require such Person to deliver Hydrocarbons produced on Oil and Gas Properties at some future time without then or thereafter receiving full payment therefor to exceed, during any monthly period, five percent (5%) of the current aggregate monthly gas production for such monthly period from the Oil and Gas Properties Collateral.

     7.24 Limited Business of Atlantic and GAC. Borrower shall not permit GAC to acquire any assets in the aggregate amount in excess of $10,000, incur any indebtedness or other liabilities in the aggregate amount in excess of $10,000 to any Persons other than Agent and the Lender Group, or conduct any business other than merely holding shares of stock of PPC. Borrower shall not permit Atlantic to acquire any assets in the aggregate amount in excess of $10,000, incur any indebtedness or other liabilities in the aggregate amount in excess of $10,000 to any Persons other than Agent and the Lender Group, or conduct any business. Borrower shall not, and shall not permit any of its Subsidiaries to, conduct any transactions with or make any loans or advances to or investment in Atlantic and/or GAC.

     8.  EVENTS  OF  DEFAULT.

     Any one or more of the following events shall constitute an event of default (each, an "Event of Default") under this Agreement:

     8.1 If Borrower or any other Loan Party fails to pay when due and payable or when declared due and payable, any portion of the Obligations (whether of principal, interest (including any interest which, but for the provisions of the Bankruptcy Code, would have accrued on such amounts), fees and charges due the Lender Group, reimbursement of Lender Group Expenses, or other amounts constituting Obligations);

     8.2 If Borrower or any other Loan Party fails to perform, keep, or observe any term, provision, condition, covenant, or agreement contained in this Agreement, in any of the Loan Documents, or in any other present or future agreement between Borrower or such Loan Party, as the case may be, and the Lender Group;

     8.3 If there is a Material  Adverse Change;

     8.4 If any material portion of Borrower's or any other Loan Party's properties or assets is attached, seized, subjected to a writ or distress warrant, or is levied upon, or comes into the possession of any third Person;


     8.5 If an Insolvency Proceeding is commenced by Borrower or any other Loan Party;

     8.6 If an Insolvency Proceeding is commenced against Borrower or any other Loan Party and any of the following events occur: (a) Borrower or such Loan Party, as the case may be, consents to the institution of the Insolvency Proceeding against it; (b) the petition commencing the Insolvency Proceeding is not timely controverted; (c) the petition commencing the Insolvency Proceeding is not dismissed within 45 calendar days of the date of the filing thereof; provided, however, that, during the pendency of such period, Agent, Foothill, and any other member of the Lender Group shall be relieved of its obligation to extend credit hereunder; (d) an interim trustee is appointed to take possession of all or a substantial portion of the properties or assets of, or to operate all or any substantial portion of the business of, Borrower or such Loan Party, as the case may be; or (e) an order for relief shall have been issued or entered therein;

     8.7 If Borrower or any other Loan Party is enjoined, restrained, or in any way prevented by court order from continuing to conduct all or any material part of its business affairs;

     8.8 If a notice of Lien, levy, or assessment is filed of record with respect to any of Borrower's or any other Loan Party's properties or assets by the United States Government, or any department, agency, or instrumentality thereof, or by any state, county, municipal, or governmental agency, or if any taxes or debts owing at any time hereafter to any one or more of such entities becomes a Lien, whether choate or otherwise, upon any of Borrower's or any other Loan Party's properties or assets and the same is not paid on the payment date thereof;

     8.9 If a judgment or other claim becomes a Lien or encumbrance upon any material portion of Borrower's or any other Loan Party's properties or assets;

     8.10 If there is (a) a default in any material agreement (including the Unsecured Notes or the Unsecured Notes Indenture) to which Borrower or any other Loan Party is a party with one or more third Persons and such default (i) occurs at the final maturity of the obligations thereunder, or (ii) results in a right by such third Person(s), irrespective of whether exercised, to accelerate the maturity of Borrower's or any other Loan Party's obligations thereunder, to terminate such agreement, or to refuse to renew such agreement pursuant to an automatic renewal right therein, or (b) any payment default under the Unsecured Notes or the Unsecured Notes Indenture;

     8.11 If Borrower or any other Loan Party makes any payment on account of Indebtedness that has been contractually subordinated in right of payment to the payment of the Obligations, except to the extent such payment is permitted by the terms of the subordination provisions applicable to such Indebtedness;

     8.12 If any misstatement or misrepresentation exists now or hereafter in any warranty, representation, statement, or report made to the Lender Group by Borrower or any other Loan Party or any officer, employee, agent, or director of Borrower or any other Loan Party, or if any such warranty or representation is withdrawn; or

     8.13 If the obligation of any guarantor under its guaranty or other third Person under any Loan Document is limited or terminated by operation of law or by the guarantor or other third Person thereunder, or any such guarantor or other third Person becomes the subject of an Insolvency Proceeding.

     9. THE LENDER GROUP'S RIGHTS AND REMEDIES.

     9.1 Rights and Remedies. Upon the occurrence, and during the continuation, of an Event of Default, the Required Lenders (at their election but without notice of their election and without demand) may, except to the extent otherwise expressly provided or required below, authorize and instruct Agent to do any one or more of the following on behalf of the Lender Group (and Agent, acting upon the instructions of the Required Lenders, shall do the same on behalf of the Lender Group), all of which are authorized by Borrower:

     (a) Declare all Obligations, whether evidenced by this Agreement, by any of the other Loan Documents, or otherwise, immediately due and payable;

     (b) Cease advancing money or extending credit to or for the benefit of Borrower under this Agreement, under any of the Loan Documents, or under any other agreement between Borrower and the Lender Group;

     (c) Terminate this Agreement and any of the other Loan Documents as to any future liability or obligation of the Lender Group, but without affecting Agent's rights and security interests, for the benefit of the Lender Group, in the Collateral and without affecting the Obligations;

     (d) Settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms which Agent considers advisable, and in such cases, Agent will credit Borrower's Loan Account with only the net amounts received by Agent in payment of such disputed Accounts after deducting all Lender Group Expenses incurred or expended in connection therewith;

     (e) Cause Borrower to hold all returned Inventory in trust for the Lender Group, segregate all returned Inventory from all other property of Borrower or in Borrower's possession and conspicuously label said returned Inventory as the property of the Lender Group;

     (f) Without notice to or demand upon Borrower or any guarantor, make such payments and do such acts as Agent considers necessary or reasonable to protect its security interests in the Collateral. Borrower agrees to assemble the Collateral if Agent so requires, and to make the Collateral available to Agent as Agent may designate. Borrower authorizes Agent to enter the premises where the Collateral is located, to take and maintain possession of the Collateral, or any part of it, and to pay, purchase, contest, or compromise any encumbrance, charge, or Lien that in Agent's determination appears to conflict with the Agent's Liens and to pay all expenses incurred in connection therewith. With respect to any of Borrower's owned or leased premises, Borrower hereby grants Agent a license to enter into possession of such premises and to occupy the same, without charge, for up to 120 days in order to exercise any of the Lender Group's rights or remedies provided herein, at law, in equity, or otherwise;

     (g) Without notice to Borrower (such notice being expressly waived), and without constituting a retention of any collateral in satisfaction of an obligation (within the meaning of Section 9505 of the Code), set off and apply to the Obligations any and all (i) balances and deposits of Borrower held by the Lender Group (including any amounts received in the Lockbox Accounts), or (ii) indebtedness at any time owing to or for the credit or the account of Borrower held by the Lender Group;

     (h) Hold, as cash collateral, any and all balances and deposits of Borrower held by the Lender Group, and any amounts received in the Lockbox Accounts, to secure the full and final repayment of all of the Obligations;

     (i) Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell (in the manner provided for herein) the Collateral. Borrower hereby grants to Agent a license or other right to use, without charge, Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks, service marks, and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in completing production of, advertising for sale, and selling any Collateral and Borrower's rights under all licenses and all franchise agreements shall inure to the Lender Group's benefit;

     (j) Sell the Personal Property Collateral at either a public or private sale, or both, by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including Borrower's premises) as Agent determines is commercially reasonable. It is not necessary that the Personal Property Collateral be present at any such sale;

     (k) Agent shall give notice of the disposition of the Personal Property Collateral as follows:

     (1) Agent shall give Borrower and each holder of a security interest in the Personal Property Collateral who has filed with Agent a written request for notice, a notice in writing of the time and place of public sale, or, if the sale is a private sale or some other disposition other than a public sale is to be made of the Personal Property Collateral, then the time on or after which the private sale or other disposition is to be made;

     (2) The notice shall be personally delivered or mailed, postage prepaid, to Borrower as provided in Section 12, at least 5 days before the date fixed for the sale, or at least 5 days before the date on or after which the private sale or other disposition is to be made; no notice needs to be given prior to the disposition of any portion of the Personal Property Collateral that is perishable or threatens to decline speedily in value or that is of a type customarily sold on a recognized market. Notice to Persons other than Borrower claiming an interest in the Personal Property Collateral shall be sent to such addresses as they have furnished to Agent;

     (3) If the sale is to be a public sale, Agent also shall give notice of the time and place by publishing a notice one time at least 5 days before the date of the sale in a newspaper of general circulation in the county in which the sale is to be held;

     (l) The Lender Group may credit bid and  purchase at any public  sale;

     (m) The Lender Group shall have all other rights and remedies available to it at law or in equity pursuant to any other Loan Documents; and

     (n) Any deficiency that exists after disposition of the Personal Property Collateral as provided above will be paid immediately by Borrower. Any excess will be returned, without interest and subject to the rights of third Persons, by Agent to Borrower.

     9.2 Remedies Cumulative. The rights and remedies of the Lender Group under this Agreement, the other Loan Documents, and all other agreements shall be cumulative. The Lender Group shall have all other rights and remedies not inconsistent herewith as provided under the Code, by law, or in equity. No exercise by the Lender Group of one right or remedy shall be deemed an election, and no waiver by the Lender Group of any Event of Default shall be deemed a continuing waiver. No delay by the Lender Group shall constitute a waiver, election, or acquiescence by it. Nothing in this Agreement in any way limits, impairs or reduces any rights of the Lender Group under the Oil and Gas Property Mortgages or any of the other Loan Documents.

     10. TAXES AND EXPENSES.

     If Borrower fails to pay any monies (whether taxes, assessments, insurance premiums, or, in the case of leased properties or assets, rents or other amounts payable under such leases) due to third Persons, or fails to make any deposits or furnish any required proof of payment or deposit, all as required under the terms of this Agreement, then, to the extent that Agent determines that such failure by Borrower could result in a Material Adverse Change, in its discretion and without prior notice to Borrower, Agent may do any or all of the following:
(a) make payment of the same or any part thereof; (b) set up such reserves in Borrower's Loan Account as Agent deems necessary to protect the Lender Group from the exposure created by such failure; or (c) obtain and maintain insurance policies of the type described in Section 6.10, and take any action with respect to such policies as Agent deems prudent. Any such amounts paid by Agent shall constitute Lender Group Expenses. Any such payments made by Agent shall not constitute an agreement by the Lender Group to make similar payments in the future or a waiver by the Lender Group of any Event of Default under this Agreement. Agent need not inquire as to, or contest the validity of, any such expense, tax, or Lien and the receipt of the usual official notice for the payment thereof shall be conclusive evidence that the same was validly due and owing.

     11. WAIVERS; INDEMNIFICATION.

     11.1 Demand; Protest; etc. Borrower waives demand, protest, notice of protest, notice of default or dishonor, notice of payment and nonpayment, nonpayment at maturity, release, compromise, settlement, extension, or renewal of accounts, documents, instruments, chattel paper, and guarantees at any time held by the Lender Group on which Borrower may in any way be liable.

     11.2 The Lender Group's Liability for Collateral. Borrower hereby agrees that: (a) so long as the Lender Group complies with its obligations, if any, under Section 9207 of the Code, the Lender Group shall not in any way or manner be liable or responsible for: (i) the safekeeping of the Collateral; (ii) any loss or damage thereto occurring or arising in any manner or fashion from any cause; (iii) any diminution in the value thereof; or (iv) any act or default of any carrier, warehouseman, bailee, forwarding agency, or other Person; and (b) all risk of loss, damage, or destruction of the Collateral shall be borne by Borrower.

     11.3 Indemnification. Borrower shall pay, indemnify, defend, and hold the Agent-Related Persons, the Lender-Related Persons with respect to each Lender, each Participant, and each of their respective officers, directors, employees, counsel, agents, and attorneys-in-fact (each, an "Indemnified Person") harmless (to the fullest extent permitted by law) from and against any and all claims, demands, suits, actions, investigations, proceedings, and damages, and all reasonable attorneys fees and disbursements and other costs and expenses actually incurred in connection therewith (as and when they are incurred and irrespective of whether suit is brought), at any time asserted against, imposed upon, or incurred by any of them in connection with or as a result of or related to the execution, delivery, enforcement, performance, and administration of this Agreement and any other Loan Documents or the transactions contemplated herein, and with respect to any investigation, litigation, or proceeding related to this Agreement, any other Loan Document, or the use of the proceeds of the credit provided hereunder (irrespective of whether any Indemnified Person is a party thereto), or any act, omission, event or circumstance in any manner related thereto (all the foregoing, collectively, the "Indemnified Liabilities"). Borrower shall have no obligation to any Indemnified Person under this Section
11.3 with respect to any Indemnified Liability that a court of competent jurisdiction finally determines to have resulted from the gross negligence or willful misconduct of such Indemnified Person. This provision shall survive the termination of this Agreement and the repayment of the other Obligations.

12.  NOTICES

     Unless otherwise provided in this Agreement, all notices or demands by any party relating to this Agreement or any other Loan Document shall be in writing and (except for financial statements and other informational documents which may be sent by first-class mail, postage prepaid) shall be personally delivered or sent by registered or certified mail (postage prepaid, return receipt requested), overnight courier, or telefacsimile to the relevant party at its address set forth below:

         If to Borrower:           PANACO, Inc.
                                   1100 Louisiana, Suite 5100
                                   Houston, Texas  77002-5220
                                   Attn:    Larry M. Wright
                                   Fax No. 713.970.3151

         with copies to:           Schully, Robert, Slattery, Jaubert & Marino
                                   New Orleans, Louisiana  70163-1800
                                   Attn: Lisa Jaubert, Esq.
                                   Fax No. 504.585.7890

         If to Agent or
         the Lender Group
         in care of Agent:         FOOTHILL CAPITAL CORPORATION
                                   11111 Santa Monica Boulevard, Suite 1500
                                   Los Angeles, California 90025-3333
                                   Attn:  Business Finance Division Manager
                                   Fax No. 310.478.9788

         with copies to:           Patton Boggs LLP
                                   2001 Ross Avenue, Suite 3000
                                   Dallas, Texas 75201
                                   Attn:  James C. Chadwick, Esq.
                                   Fax No. 214.758.1550

     The parties hereto may change the address at which they are to receive notices hereunder, by notice in writing in the foregoing manner given to all other parties. All notices or demands sent in accordance with this Section 12, other than notices by the Lender Group in connection with Sections 9504 or 9505 of the Code, shall be deemed received on the earlier of the date of actual receipt or 3 days after the deposit thereof in the mail. Borrower acknowledges and agrees that notices sent by the Lender Group in connection with Sections 9504 or 9505 of the Code shall be deemed sent when deposited in the mail or personally delivered, or, where permitted by law, transmitted telefacsimile or other similar method set forth above.

     13.  CHOICE OF LAW AND VENUE;  SERVICE OF  PROCESS;  JURY TRIAL  WAIVER.

     THE VALIDITY OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (UNLESS EXPRESSLY PROVIDED TO THE CONTRARY IN ANOTHER LOAN DOCUMENT IN RESPECT OF SUCH OTHER LOAN DOCUMENT), THE CONSTRUCTION, INTERPRETATION, AND ENFORCEMENT HEREOF AND THEREOF, AND THE RIGHTS OF THE PARTIES HERETO AND THERETO WITH RESPECT TO ALL MATTERS ARISING HEREUNDER OR THEREUNDER OR RELATED HERETO OR THERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

     THE PARTIES AGREE THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL BE TRIED AND LITIGATED ONLY IN THE STATE AND FEDERAL COURTS LOCATED IN THE COUNTY OF LOS ANGELES, STATE OF CALIFORNIA, PROVIDED, HOWEVER, THAT ANY SUIT SEEKING ENFORCEMENT AGAINST ANY COLLATERAL OR OTHER PROPERTY MAY BE BROUGHT, AT AGENT'S OPTION, IN THE COURTS OF ANY JURISDICTION WHERE AGENT ELECTS TO BRING SUCH ACTION OR WHERE SUCH COLLATERAL OR OTHER PROPERTY MAY BE FOUND. BORROWER AND THE LENDER GROUP WAIVE,

TO THE EXTENT PERMITTED UNDER APPLICABLE LAW, ANY RIGHT EACH MAY HAVE TO ASSERT THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO VENUE TO THE EXTENT ANY PROCEEDING IS BROUGHT IN ACCORDANCE WITH THIS SECTION 13. BORROWER HEREBY IRREVOCABLY DESIGNATES LARRY M. WRIGHT LOCATED AT 1100 LOUISIANA, SUITE 5110,
HOUSTON, TEXAS 77002, AS THE DESIGNEE, APPOINTEE AND AGENT OF BORROWER TO RECEIVE, FOR AND ON BEHALF OF BORROWER, SERVICE OF PROCESS IN SUCH RESPECTIVE JURISDICTIONS IN ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THE LOAN DOCUMENTS. IT IS UNDERSTOOD THAT A COPY OF SUCH PROCESS SERVED ON SUCH AGENT WILL BE PROMPTLY FORWARDED BY OVERNIGHT COURIER TO BORROWER AT ITS ADDRESS SET FORTH UNDER ITS SIGNATURE BELOW, BUT THE FAILURE OF BORROWER TO RECEIVE SUCH COPY SHALL NOT AFFECT IN ANY WAY THE SERVICE OF SUCH PROCESS. BORROWER FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF ANY OF THE AFOREMENTIONED
COURTS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE REPAID, TO BORROWER AT ITS SAID ADDRESS, SUCH SERVICE TO BECOME EFFECTIVE THIRTY (30) DAYS AFTER SUCH MAILING. BORROWER AND THE LENDER GROUP HEREBY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREIN, INCLUDING CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS. BORROWER AND THE LENDER GROUP REPRESENT THAT EACH HAS REVIEWED THIS WAIVER AND EACH KNOWINGLY AND VOLUNTARILY WAIVES ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL. IN THE EVENT OF LITIGATION, A COPY OF THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

     14. DESTRUCTION OF BORROWER'S DOCUMENTS.

     All documents, schedules, invoices, agings, or other papers delivered to any one or more members of the Lender Group may be destroyed or otherwise disposed of by such member of the Lender Group 4 months after they are delivered to or received by such member of the Lender Group, unless Borrower requests, in writing, the return of said documents, schedules, or other papers and makes arrangements, at Borrower's expense, for their return.

     15.  ASSIGNMENTS  AND  PARTICIPATIONS;  SUCCESSORS.

     15.1  Assignments and  Participations.

     (a) Any Lender may, with the written consent of Agent, assign and delegate to one or more assignees (provided that no written consent of Agent shall be required in connection with any assignment and delegation by a Lender to an Eligible Transferee) (each an "Assignee") all, or any ratable part of all, of the Obligations, the Commitments and the other rights and obligations of such Lender hereunder and under the other Loan Documents, in a minimum amount of $5,000,000 (except that such minimum amount shall not apply in connection with any assignment and delegation by a Lender (x) to any Affiliate (other than individuals) of, or any fund, money market account, investment account or other account managed by, a pre-existing Lender under this Agreement or (y) of the entire Obligations, Commitments and other rights and obligations of such Lender hereunder and under the other Loan Documents); provided, however, that Borrower and Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to Borrower and Agent by such Lender and the Assignee; (ii) such Lender and its Assignee shall have delivered to Borrower and Agent an Assignment and Acceptance ("Assignment and Acceptance") in form and substance satisfactory to Agent; and (iii) the assignor Lender or Assignee has paid to Agent for Agent's sole and separate account a processing fee in the amount of $5,000 (except that such processing fee shall not apply to any assignment and delegation by a Lender to any Affiliate (other than individuals) of, or any fund, money market account, investment account or other account managed by, a pre-existing Lender under this Agreement). Anything contained herein to the contrary notwithstanding, the consent of Agent shall not be required (and payment of any fees shall not be required) if such assignment is in connection with any merger, consolidation, sale, transfer, or other disposition of all or any substantial portion of the business or loan portfolio of such Lender.

     (b) From and after the date that Agent notifies the assignor Lender that it has received an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Lender under the Loan Documents, and (ii) the assignor Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights (except with respect to Section 11.3 hereof) and be released from its obligations under this Agreement (and in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement and the other Loan Documents, such Lender shall cease to be a party hereto and thereto), and such assignment shall effect a novation between Borrower and the Assignee.

     (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (1) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document furnished pursuant hereto;
(2) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of Borrower or the performance or observance by Borrower of any of its obligations under this

Agreement or any other Loan Document furnished pursuant hereto; (3) such Assignee confirms that it has received a copy of this Agreement, together with such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance;
(4) such Assignee will, independently and without reliance upon Agent, such assigning Lender or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (5) such Assignee appoints and authorizes Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (6) such Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

     (d) Immediately upon each Assignee's making its processing fee payment under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Lender pro tanto.

     (e) Any Lender may at any time, with the written consent of Agent, sell to one or more commercial banks, financial institutions, or other Persons not Affiliates of such Lender (a "Participant") participating interests in the Obligations, the Commitment, and the other rights and interests of that Lender (the "originating Lender") hereunder and under the other Loan Documents (provided that no written consent of Agent shall be required in connection with any sale of any such participating interests by a Lender to an Eligible Transferee); provided, however, that (i) the originating Lender's obligations under this Agreement shall remain unchanged, (ii) the originating Lender shall remain solely responsible for the performance of such obligations,
(iii) Borrower and Agent shall continue to deal solely and directly with the originating Lender in connection with the originating Lender's rights and obligations under this Agreement and the other Loan Documents, (iv) no Lender shall transfer or grant any participating interest under which the Participant has the sole and exclusive right to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment to, or consent or waiver with respect to this Agreement or of any other Loan Document would (A) extend the final maturity date of the Obligations hereunder in which such Participant is participating; (B) reduce the interest rate applicable to the Obligations hereunder in which such Participant is participating; (C) release all or a material portion of the Collateral or guaranties (except to the extent expressly provided herein or in any of the Loan Documents) supporting the Obligations hereunder in which such Participant is participating; (D) postpone the payment of, or reduce the amount of, the interest or fees payable to such Participant through such Lender; or (E) change the amount or due dates of scheduled principal repayments or prepayments or premiums; and (v) all amounts payable by Borrower hereunder shall be determined as if such Lender had not sold such participation; except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Lender under this Agreement. The rights of any Participant only shall be derivative through the originating Lender with whom such Participant participates and no Participant shall have any direct rights as to the other Lenders, Agent, Borrower, the Collections, the Collateral, or otherwise in respect of the Obligations. No Participant shall have the right to participate directly in the making of decisions by the Lenders among themselves.

     (f) In connection with any such assignment or participation or proposed assignment or participation, a Lender may disclose all documents and information which it now or hereafter may have relating to Borrower or Borrower's business.

     (g) Any other provision in this Agreement notwithstanding, any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement in favor of any Federal Reserve Bank in accordance with Regulation A of the Federal Reserve Bank or U.S. Treasury Regulation 31 CFR 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

     15.2 Successors. This Agreement shall bind and inure to the benefit of the respective successors and assigns of each of the parties; provided, however, that Borrower may not assign this Agreement or any rights or duties hereunder without the Lenders' prior written consent and any prohibited assignment shall be absolutely void ab initio. No consent to assignment by the Lenders shall release Borrower from its Obligations. A Lender may assign this Agreement and the other Loan Documents and its rights and duties hereunder and thereunder pursuant to Section 15.1 hereof and, except as expressly required pursuant to
Section 15.1 hereof, no consent or approval by Borrower is required in connection with any such assignment.

     16.  AMENDMENTS;  WAIVERS

     16.1 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by Borrower therefrom, shall be effective unless the same shall be in writing and signed by the Required Lenders (or by Agent at the written request of the Required Lenders) and Borrower and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Lenders and Borrower and acknowledged by Agent, do any of the following:

     (a) increase or extend the Commitment of any Lender;

     (b) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Lenders (or any of them) hereunder or under any other Loan Document;

     (c) reduce the principal of, or the rate of interest specified herein on any Loan, or any fees or other amounts payable hereunder or under any other Loan Document;

     (d) change the percentage of the Commitments or Obligations, as the case may be, that is required for the Lenders or any of them to take any action hereunder;

     (f) amend this Section or any provision of the Agreement providing for consent or other action by all Lenders;

     (g) release Collateral other than as permitted by Section 17.11;

     (h) change the definition of "Required  Lenders";

     (i) release Borrower or Guarantor from any Obligation for the payment of money; or

     (j) amend any of the  provisions  of Article  17.

and, provided further, however, that no amendment, waiver or consent shall, unless in writing and signed by Agent, affect the rights or duties of Agent under this Agreement or any other Loan Document; and, provided further, however, that no amendment, waiver or consent shall, unless in writing and signed by Foothill in its individual capacity as a Lender, affect the specific rights or duties of Foothill in its individual capacity as a Lender (as contrasted with rights or duties of Foothill as a member of the Lender Group) under this Agreement or any other Loan Document. The foregoing notwithstanding, any amendment, modification, waiver, consent, termination, or release of or with respect to any provision of this Agreement or any other Loan Document that relates only to the relationship of the Lender Group among themselves, and that does not affect the rights or obligations of Borrower, shall not require consent by or the agreement of Borrower.

     16.2 No Waivers; Cumulative Remedies. No failure by Agent or any Lender to exercise any right, remedy, or option under this Agreement, any other Loan Document, or any present or future supplement hereto or thereto, or in any other agreement between or among Borrower and Agent or any Lender, or delay by Agent or any Lender in exercising the same, will operate as a waiver thereof. No waiver by Agent or any Lender will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by Agent or the Lenders on any occasion shall affect or diminish Agent's and each Lender's rights thereafter to require strict performance by Borrower of any provision of this Agreement. Agent's and each Lender's rights under this Agreement and the other Loan Documents will be cumulative and not exclusive of any other right or remedy which Agent or any Lender may have.

     17. AGENT;  THE LENDER GROUP.

     17.1 Appointment and Authorization of Agent. Each Lender hereby designates and appoints Foothill as its agent under this Agreement and the other Loan Documents and each Lender hereby irrevocably authorizes Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Agent agrees to act as such on the express conditions contained in this Article 17. The provisions of this Article 17 are solely for the benefit of Agent and the Lenders, and Borrower shall have no rights as a third party beneficiary of any of the provisions contained herein; provided, however, that certain of the provisions of Section 17.10 hereof also shall be for the benefit of Borrower. Any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document notwithstanding, Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against Agent; it being expressly understood and agreed that the use of the word "Agent" is for convenience only, that Foothill is merely the representative of the Lenders, and has only the contractual duties set forth herein. Except as expressly otherwise provided in this Agreement, Agent shall have and may use its sole discretion with respect to exercising or refraining from exercising any discretionary rights or taking or refraining from taking any actions which Agent is expressly entitled to take or assert under or pursuant to this Agreement and the other Loan Documents. Without limiting the generality of the foregoing, or of any other provision of the Loan Documents that provides rights or powers to Agent, Lenders agree that Agent shall have the right to exercise the following powers as long as this Agreement remains in effect: (a) maintain, in accordance with its customary business practices, ledgers and records reflecting the status of the Advances, the Letters of Credit, the Collateral, the Collections, and related matters; (b) execute or file any and all financing or similar statements or notices, amendments, renewals, supplements, documents, instruments, proofs of claim, notices and other written agreements with respect to the Loan Documents;
(c) make Advances, and the Letters of Credit, for itself or on behalf of Lenders as provided in the Loan Documents; (d) exclusively receive, apply, and distribute the Collections as provided in the Loan Documents; (e) open and maintain such bank accounts and lock boxes as Agent deems necessary and appropriate in accordance with the Loan Documents for the foregoing purposes with respect to the Collateral and the Collections; (f) perform, exercise, and enforce any and all other rights and remedies of the Lender Group with respect to Borrower, the Obligations, the Collateral, the Collections, or otherwise related to any of same as provided in the Loan Documents; and (g) incur and pay such Lender Group Expenses as Agent may deem necessary or appropriate for the performance and fulfillment of its functions and powers pursuant to the Loan Documents.

     17.2 Delegation of Duties. Except as otherwise provided in this section, Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects as long as such selection was made in compliance with this section and without gross negligence or willful misconduct.


     17.3 Liability of Agent. None of the Agent-Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Lenders for any recital, statement, representation or warranty made by Borrower or any Subsidiary or Affiliate of Borrower, or any officer or director thereof, contained in this

Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of Borrower or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of Borrower or any of Borrower's Subsidiaries or Affiliates.

     17.4 Reliance by Agent. Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent, or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to Borrower or counsel to any Lender), independent accountants and other experts selected by Agent. Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Lenders as it deems appropriate and until such instructions are received, Agent shall act, or refrain from acting, as it deems advisable. If Agent so requests, it shall first be indemnified to its reasonable satisfaction by Lenders against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action. Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Lenders and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

     17.5 Notice of Default or Event of Default. Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest, fees, and expenses required to be paid to Agent for the account of the Lenders, except with respect to Events of Default of which Agent has actual knowledge, unless Agent shall have received written notice from a Lender or Borrower referring to this Agreement, describing such Default or Event of Default, and stating that such notice is a "notice of default." Agent promptly will notify the Lenders of its receipt of any such notice or of any Event of Default of which Agent has actual knowledge. If any Lender obtains actual knowledge of any Event of Default, such Lender promptly shall notify the other Lenders and Agent of such Event of Default. Each Lender shall be solely responsible for giving any notices to its Participants, if any. Subject to Section 17.4, Agent shall take such action with respect to such Default or Event of Default as may be requested by the Required Lenders in accordance with Section 9; provided, however, that unless and until Agent has received any such request, Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable.

     17.6 Credit Decision. Each Lender acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by Agent hereinafter taken, including any review of the affairs of Borrower and its Subsidiaries or Affiliates, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender. Each Lender represents to Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of Borrower and any other Person (other than the Lender Group) party to a Loan Document, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to Borrower. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of Borrower and any other Person (other than the Lender Group) party to a Loan Document. Except for notices, reports and other documents expressly herein required to be furnished to the Lenders by Agent, Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of Borrower and any other Person party to a Loan Document that may come into the possession of any of the Agent-Related Persons.

     17.7 Costs and Expenses; Indemnifications. Agent may incur and pay Lender Group Expenses to the extent Agent deems reasonably necessary or appropriate for the performance and fulfillment of its functions, powers, and obligations pursuant to the Loan Documents, including without limiting the generality of the foregoing, court costs, reasonable attorneys fees and expenses, costs of collection by outside collection agencies and auctioneer fees and costs of security guards or insurance premiums paid to maintain the Collateral, whether or not Borrower is obligated to reimburse Agent or Lenders for such expenses pursuant to the Loan Agreement or otherwise. Agent is authorized and directed to deduct and retain sufficient amounts from Collections to reimburse Agent for such out-of-pocket costs and expenses prior to the distribution of any amounts to Lenders. In the event Agent is not reimbursed for such costs and expenses from Collections, each Lender hereby agrees that it is and shall be obligated to pay to or reimburse Agent for the amount of such Lender's Pro Rata Share thereof. Whether or not the transactions contemplated hereby are consummated, the Lenders shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of Borrower and without limiting the obligation of Borrower to do so), according to their Pro Rata Shares, from and against any and all Indemnified Liabilities; provided, however, that no Lender shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender shall reimburse Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including attorneys fees and expenses) incurred by Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that Agent is not reimbursed for such expenses by or on behalf of Borrower. The undertaking in this section shall survive the payment of all Obligations hereunder and the resignation or replacement of Agent.

     17.8 Agent in Individual Capacity. Foothill and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with Borrower and its Subsidiaries and Affiliates and any other Person (other than the Lender Group) party to any Loan Documents as though Foothill were not Agent hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, Foothill or its Affiliates may receive information regarding Borrower or its Affiliates and any other Person (other than the Lender Group) party to any Loan Documents that is subject to confidentiality obligations in favor of Borrower or such other Person and that prohibit the disclosure of such information to the Lenders, and the Lenders acknowledge that, in such circumstances (and in the absence of a waiver of such confidentiality obligations, which waiver Agent will use its reasonable best efforts to obtain), Agent shall be under no obligation to provide such information to them. With respect to the Foothill Loans and Agent Advances, Foothill shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not Agent, and the terms "Lender" and "Lenders" include Foothill in its individual capacity.

     17.9 Successor Agent. Agent may resign as Agent upon 45 days notice to the Lenders. If Agent resigns under this Agreement, the Required Lenders shall appoint a successor Agent for the Lenders. If no successor Agent is appointed prior to the effective date of the resignation of Agent, Agent shall appoint, after consulting with the Lenders, a successor Agent and such appointed successor Agent shall be deemed acceptable to the Lenders. If Agent has materially breached or failed to perform any material provision of this Agreement or of applicable law, the Required Lenders may agree in writing to remove and replace Agent with a successor Agent from among the Lenders. In any such event, upon the acceptance of its appointment as successor Agent hereunder, such successor Agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor Agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Section 17 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor Agent has accepted appointment as Agent by the date which is 45 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of Agent hereunder until such time, if any, as the Lenders appoint a successor Agent as provided for above.

     17.10 Withholding Tax. (a) If any Lender is a "foreign corporation, partnership or trust" within the meaning of the IRC and such Lender claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the IRC, such Lender agrees with and in favor of Agent and Borrower, to deliver to Agent and Borrower:

     (i) if such Lender claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, properly completed IRS Forms 1001 and W-8 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

     (ii) if such Lender claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Lender, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS Form W-9; and

     (iii) such other form or forms as may be required under the IRC or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

Such Lender agrees promptly to notify Agent and Borrower of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

     (b) If any Lender claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of Borrower to such Lender, such Lender agrees to notify Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of Borrower to such Lender. To the extent of such percentage amount, Agent will treat such Lender's IRS Form 1001 as no longer valid.

     (c) If any Lender claiming exemption from United States withholding tax by filing IRS Form 4224 with Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of Borrower to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the IRC.

     (d) If any Lender is entitled to a reduction in the applicable withholding tax, Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by subsection (a) of this Section are not delivered to Agent, then Agent may withhold from any interest payment to such Lender not providing such forms or other documentation an amount equivalent to the applicable withholding tax.

     (e) If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered, was not properly executed, or because such Lender failed to notify Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify Agent fully for all amounts paid, directly or indirectly, by Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to Agent under this Section, together with all costs and expenses (including attorneys fees and expenses). The obligation of the Lenders under this subsection shall survive the payment of all Obligations and the resignation or replacement of Agent.

     17.11  Collateral  Matters.

     (a) The Lenders hereby irrevocably authorize Agent, at its option and in its sole discretion, to release any Lien on any Collateral (i) upon the termination of the Commitments and payment and satisfaction in full by Borrower of all Obligations; (ii) constituting property being sold or disposed of if a release is required or desirable in connection therewith and if Borrower certifies to Agent that the sale or disposition is permitted under Section 7.4 of this Agreement or the other Loan Documents (and Agent may rely conclusively on any such certificate, without further inquiry); (iii) constituting property in which Borrower owned no interest at the time the security interest was granted or at any time thereafter; or (iv) constituting property leased to Borrower under a lease that has expired or is terminated in a transaction permitted under this Agreement. Except as provided above, Agent will not execute and deliver a release of any Lien on any Collateral without the prior written authorization of (y) if the release is of all or substantially all of the Collateral, of all of the Lenders, or (z) otherwise, all of the Lenders. Upon request by Agent or Borrower at any time, the Lenders will confirm in writing Agent's authority to release any such Liens on particular types or items of Collateral pursuant to this Section 17.11; provided, however, that (1) Agent shall not be required to execute any document necessary to evidence such release on terms that, in Agent's opinion, would expose Agent to liability or create any obligation or entail any consequence other than the release of such Lien without recourse, representation, or warranty, and (2) such release shall not in any manner discharge, affect, or impair the Obligations or any Liens (other than those expressly being released) upon (or obligations of Borrower in respect of) all interests retained by Borrower, including, the proceeds of any sale, all of which shall continue to constitute part of the Collateral.

     (c) Agent shall have no obligation whatsoever to any of the Lenders to assure that the Collateral exists or is owned by Borrower or is cared for, protected, or insured or has been encumbered, or that the Agent's Liens have been properly or sufficiently or lawfully created, perfected, protected, or enforced or are entitled to any particular priority, or to exercise at all or in any particular manner or under any duty of care, disclosure or fidelity, or to continue exercising, any of the rights, authorities and powers granted or available to Agent pursuant to any of the Loan Documents, it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, subject to the terms and conditions contained herein, Agent may act in any manner it may deem appropriate, in its sole discretion given Agent's own interest in the Collateral in its capacity as one of the Lenders and that Agent shall have no other duty or liability whatsoever to any Lender as to any of the foregoing, except as otherwise provided herein.

     17.12 Restrictions on Actions by Lenders; Sharing of Payments. (a) Each of the Lenders agrees that it shall not, without the express consent of Agent, and that it shall, to the extent it is lawfully entitled to do so, upon the request of Agent, set off against the Obligations, any amounts owing by such Lender to Borrower or any accounts of Borrower now or hereafter maintained with such Lender. Each of the Lenders further agrees that it shall not, unless specifically requested to do so by Agent, take or cause to be taken any action, including, the commencement of any legal or equitable proceedings, to foreclose any Lien on, or otherwise enforce any security interest in, any of the Collateral the purpose of which is, or could be, to give such Lender any preference or priority against the other Lenders with respect to the Collateral.

     (b) Subject to Section 17.8, if, at any time or times any Lender shall receive (i) by payment, foreclosure, setoff or otherwise, any proceeds of Collateral or any payments with respect to the Obligations arising under, or relating to, this Agreement or the other Loan Documents, except for any such proceeds or payments received by such Lender from Agent pursuant to the terms of this Agreement, or (ii) payments from Agent in excess of such Lender's ratable portion of all such distributions by Agent, such Lender promptly shall (1) turn the same over to Agent, in kind, and with such endorsements as may be required to negotiate the same to Agent, or in same day funds, as applicable, for the account of all of the Lenders and for application to the Obligations in accordance with the applicable provisions of this Agreement, or (2) purchase, without recourse or warranty, an undivided interest and participation in the Obligations owed to the other Lenders so that such excess payment received shall be applied ratably as among the Lenders in accordance with their Pro Rata Shares; provided, however, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases of participations shall be rescinded in whole or in part, as applicable, and the applicable portion of the purchase price paid therefor shall be returned to such purchasing party, but without interest except to the extent that such purchasing party is required to pay interest in connection with the recovery of the excess payment.

     17.13 Agency for Perfection. Agent and each Lender hereby appoints each other Lender as agent for the purpose of perfecting the Agent's Liens in assets which, in accordance with Article 9 of the UCC can be perfected only by possession. Should any Lender obtain possession of any such Collateral, such Lender shall notify Agent thereof, and, promptly upon Agent's request therefor shall deliver such Collateral to Agent or in accordance with Agent's instructions.

     17.14 Payments by Agent to the Lenders. All payments to be made by Agent to the Lenders shall be made by bank wire transfer or internal transfer of immediately available funds to:

         If to Foothill:           The Chase Manhattan Bank
                                   New York, New York
                                   ABA # 021-000-021
                                   Credit:  Foothill Capital Corporation
                                   Account No. 323-266193
                                   Re:  PANACO, Inc.

         If to Ableco              Chase Bank of Texas, N.A.
         Finance LLC:              ABA # 113-000-609
                                   Account No. 00102619468
                                   BNF:  Wires-Clearing-Asset Backed Securities
                                   OBI:  Ref:  Kevin Celestine/Ableco
                                         Finance/Panaco/Acct. #2316401

         If to Foothill
         Partners III, L.P.:       The Chase Manhattan Bank
                                   New York, New York
                                   ABA #  021000021
                                   Credit:  Foothill Partners III, L.P.
                                   Account No. 323-214711
                                   Re:  PANACO, INC.

or pursuant to such other wire transfer instructions as each party may designate for itself by written notice to Agent. Concurrently with each such payment, Agent shall identify whether such payment (or any portion thereof) represents principal, premium or interest on revolving advances or otherwise.

     17.15 Concerning the Collateral and Related Loan Decuments. Each member of the Lender Group authorizes and directs Agent to enter into this Agreement and the other Loan Documents relating to the Collateral, for the benefit of the Lender Group. Each member of the Lender Group agrees that any action taken by Agent or all Lenders, as applicable, in accordance with the terms of this Agreement or the other Loan Documents relating to the Collateral and the exercise by Agent or all Lenders, as applicable, of their respective powers set forth therein or herein, together with such other powers that are reasonably incidental thereto, shall be binding upon all of the Lenders.

     17.16 Field Audits and Examination Reports; Confidentiality; Disclaimers by Lenders; Other . By signing this Agreement, each Lender:

     (a) is deemed to have requested that Agent furnish such Lender, promptly after it becomes available, a copy of each field audit or examination report (each a "Report" and collectively, "Reports") prepared by Agent, and Agent shall so furnish each Lender with such Reports;

     (b) expressly agrees and acknowledges that neither Foothill nor Agent (i) makes any representation or warranty as to the accuracy of any Report, or (ii) shall be liable for any information contained in any Report;

     (c) expressly agrees and acknowledges that the Reports are not comprehensive audits or examinations, that Agent or other party performing any audit or examination will inspect only specific information regarding Borrower and will rely significantly upon Borrower's books and records, as well as on representations of Borrower's personnel;

     (d) agrees to keep all Reports and other material, non-public information regarding Borrower and its Subsidiaries and their operations, assets, and existing and contemplated business plans in a confidential manner; it being understood and agreed by Borrower that in any event such Lender may make disclosures (a) to counsel for and other advisors, accountants, and auditors to such Lender, (b) reasonably required by any bona fide potential or actual Assignee, transferee, or Participant in connection with any contemplated or actual assignment or transfer by such Lender of an interest herein or any participation interest in such Lender's rights hereunder, (c) of information that has become public by disclosures made by Persons other than such Lender, its Affiliates, assignees, transferees, or participants, or (d) as required or requested by any court, governmental or administrative agency, pursuant to any subpoena or other legal process, or by any law, statute, regulation, or court order; provided, however, that, unless prohibited by applicable law, statute, regulation, or court order, such Lender shall notify Borrower of any request by any court, governmental or administrative agency, or pursuant to any subpoena or other legal process for disclosure of any such non-public material information concurrent with, or where practicable, prior to the disclosure thereof; and

     (e) without limiting the generality of any other indemnification provision contained in this Agreement, agrees: (i) to hold Agent and any such other Lender preparing a Report harmless from any action the indemnifying Lender may take or conclusion the indemnifying Lender may reach or draw from any Report in connection with any loans or other credit accommodations that the indemnifying Lender has made or may make to Borrower, or the indemnifying Lender's participation in, or the indemnifying Lender's purchase of, a loan or loans of Borrower; and (ii) to pay and protect, and indemnify, defend and hold Agent and any such other Lender preparing a Report harmless from and against, the claims, actions, proceedings, damages, costs, expenses and other amounts (including, attorney costs) incurred by Agent and any such other Lender preparing a Report as the direct or indirect result of any third parties who might obtain all or part of any Report through the indemnifying Lender.

In addition to the foregoing: (x) Any Lender may from time to time request of Agent in writing that Agent provide to such Lender a copy of any report or document provided by Borrower to Agent that has not been contemporaneously provided by Borrower to such Lender, and, upon receipt of such request, Agent shall provide a copy of same to such Lender promptly upon receipt thereof from Borrower; (y) To the extent that Agent is entitled, under any provision of the Loan Documents, to request additional reports or information from Borrower, any Lender may, from time to time, reasonably request Agent to exercise such right as specified in such Lender's notice to Agent, whereupon Agent promptly shall request of Borrower the additional reports or information specified by such Lender, and, upon receipt thereof from Borrower, Agent promptly shall provide a copy of same to such Lender; and (z) Any time that Agent renders to Borrower a statement regarding the Loan Account, Agent shall send a copy of such statement to each Lender.

     17.17 Several Obligations; No Liability. Notwithstanding that certain of the Loan Documents now or hereafter may have been or will be executed only by or in favor of Agent in its capacity as such, and not by or in favor of the Lenders, any and all obligations on the part of Agent (if any) to make any credit available hereunder shall constitute the several (and not joint) obligations of the respective Lenders on a ratable basis, according to their respective Commitments, to make an amount of such credit not to exceed, in principal amount, at any one time outstanding, the amount of their respective Commitments. Nothing contained herein shall confer upon any Lender any interest in, or subject any Lender to any liability for, or in respect of, the business, assets, profits, losses, or liabilities of any other Lender. Each Lender shall be solely responsible for notifying its Participants of any matters relating to the Loan Documents to the extent any such notice may be required, and no Lender shall have any obligation, duty, or liability to any Participant of any other Lender. Except as provided in Section 17.7, no member of the Lender Group shall have any liability for the acts or any other member of the Lender Group. No Lender shall be responsible to Borrower or any other Person for any failure by any other Lender to fulfill its obligations to make credit available hereunder, nor to advance for it or on its behalf in connection with its Commitment, nor to take any other action on its behalf hereunder or in connection with the financing contemplated herein.

     18.  GENERAL  PROVISIONS.

     18.1 Effectiveness. This Agreement shall be binding and deemed effective when executed by Borrower and each member of the Lender Group whose signature is provided for on the signature pages hereof.

     18.2 Section Headings. Headings and numbers have been set forth herein for convenience only. Unless the contrary is compelled by the context, everything contained in each section applies equally to this entire Agreement.

     18.3  Interpretation.   Neither  this  Agreement  nor  any  uncertainty  or
ambiguity herein shall be construed or resolved against the Lender Group or Borrower, whether under any rule of construction or otherwise. On the contrary, this Agreement has been reviewed by all parties and shall be construed and interpreted according to the ordinary meaning of the words used so as to fairly accomplish the purposes and intentions of all parties hereto.

     18.4 Severability of Provisions. Each provision of this Agreement shall be severable from every other provision of this Agreement for the purpose of determining the legal enforceability of any specific provision.

     18.5 Amendments in Writing. This Agreement can only be amended by a writing signed by Agent, the requisite Lenders, and Borrower.

     18.6 Counterparts; Telefacsimile Execution. This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and all of which, when taken together, shall constitute but one and the same
Agreement. Delivery of an executed counterpart of this Agreement by telefacsimile shall be equally as effective as delivery of an original executed counterpart of this Agreement. Any party delivering an executed counterpart of this Agreement by telefacsimile also shall deliver an original executed counterpart of this Agreement but the failure to deliver an original executed counterpart shall not affect the validity, enforceability, and binding effect of this Agreement. The forgoing shall apply to each other Loan Document mutatis mutandis.

     18.7 Revival and Reinstatement of Obligations. If the incurrence or payment of the Obligations by Borrower or any guarantor of the Obligations or the transfer by either or both of such parties to the Lender Group of any property of either or both of such parties should for any reason subsequently be declared to be void or voidable under any state or federal law relating to creditors' rights, including provisions of the Bankruptcy Code relating to fraudulent conveyances, preferences, and other voidable or recoverable payments of money or transfers of property (collectively, a "Voidable Transfer"), and if the Lender Group is required to repay or restore, in whole or in part, any such Voidable Transfer, or elects to do so upon the reasonable advice of its counsel, then, as to any such Voidable Transfer, or the amount thereof that the Lender Group is required or elects to repay or restore, and as to all reasonable costs, expenses, and attorneys fees of the Lender Group related thereto, the liability of Borrower or such guarantor automatically shall be revived, reinstated, and restored and shall exist as though such Voidable Transfer had never been made.

     18.8 Integration. This Agreement, together with the other Loan Documents, reflects the entire understanding of the parties with respect to the transactions contemplated hereby and shall not be contradicted or qualified by any other agreement, oral or written, before the date hereof.

     18.9 Amendment and Restatement; Release. This Agreement and the obligations of Borrower set forth herein constitute an amendment, modification and restatement, but not an extinguishment or novation, of obligations of the Borrower originally owed to the Prior Lenders and/or the predecessors in interest to Prior Lenders (the "Prior Obligations"), the Prior Lenders having assigned all of such Prior Obligations (together with all Liens and security documents securing the same) to Agent and the Lender Group pursuant to the Prior Lender Assignment Agreements. This Agreement and the other Loan Documents are not intended as, and shall not be construed as, a release, impairment or novation of the Prior Obligations or the other indebtedness, liabilities and obligations of Borrower or any of the other Loan Parties under the agreements, documents and instruments executed in connection therewith or relating thereto or the Liens granted therein, all of which Liens are hereby modified and affirmed. BORROWER AND EACH OTHER LOAN PARTY HEREBY VOLUNTARILY AND KNOWINGLY RELEASE AND FOREVER DISCHARGE AGENT AND EACH OF THE LENDERS, ITS PREDECESSORS, AGENTS, EMPLOYEES, ATTORNEYS, SUCCESSORS AND ASSIGNS, FROM ALL POSSIBLE CLAIMS, DEMANDS, ACTIONS, CAUSES OF ACTION, DAMAGES, COSTS, EXPENSES, AND LIABILITIES WHATSOEVER, KNOWN OR UNKNOWN, ANTICIPATED OR UNANTICIPATED, SUSPECTED OR UNSUSPECTED, FIXED, CONTINGENT, OR CONDITIONAL, AT LAW OR IN EQUITY, ORIGINATING IN WHOLE OR IN PART ON OR BEFORE THE DATE THIS AGREEMENT IS EXECUTED, WHICH BORROWER AND SUCH OTHER LOAN PARTIES, INDIVIDUALLY OR COLLECTIVELY, MAY NOW OR HEREAFTER HAVE AGAINST AGENT, ANY OF THE LENDERS, ITS PREDECESSORS, AGENTS, EMPLOYEES, ATTORNEYS, SUCCESSORS AND ASSIGNS, IF ANY, AND IRRESPECTIVE OF WHETHER ANY SUCH CLAIMS ARISE OUT OF CONTRACT, TORT, VIOLATION OF LAW OR REGULATIONS, OR OTHERWISE, AND ARISING FROM ANY ADVANCES, LETTERS OF CREDIT OR OTHER INDEBTEDNESS, INCLUDING, WITHOUT LIMITATION, ANY CONTRACTING FOR, CHARGING, TAKING, RESERVING, COLLECTING OR RECEIVING INTEREST IN EXCESS OF THE

HIGHEST LAWFUL RATE APPLICABLE, THE EXERCISE OF ANY RIGHTS AND REMEDIES UNDER THE AGREEMENT OR OTHER TRANSACTION DOCUMENTS, AND NEGOTIATION FOR AND EXECUTION OF THIS AGREEMENT.
                  [Remainder of Page Intentionally Left Blank.]

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed.

                              BORROWER:

                              PANACO, INC.,
                              a Delaware corporation


                             By_____________________________________
                             Title:_________________________________

                             PANACO PRODUCTION COMPANY,
                             a Texas corporation

                             By_____________________________________
                             Title:_________________________________

                             AGENT:

                             FOOTHILL CAPITAL CORPORATION,
                             a California corporation, as Agent for the Lenders


                             By ____________________________________
                             Title:_________________________________

                             LENDERS:

                             FOOTHILL CAPITAL CORPORATION,
                             a California corporation, as a Lender

                             By______________________________________
                             Title:__________________________________

                             ABLECO FINANCE LLC,
                             a Delaware limited liability company, as a Lender

                             By_______________________________________
                             Title:___________________________________


                             FOOTHILL PARTNERS III, L.P.
                             a Delaware limited partnership, as a Lender

                             By_______________________________________
                             Title:___________________________________

                               SCHEDULE A-1

     "Adjusted Consolidated Net Tangible Assets" means (without duplication), as of any date of determination thereof:

(a)  the sum of

     (i) discounted future net revenue from Proved Reserves of Panaco and its Subsidiaries, calculated in accordance with SEC guidelines (before any state or federal income tax), as estimated by one or more reputable firms of independent petroleum engineers as of a date no earlier than the date of Panaco's latest annual consolidated financial statements, as

     (A) increased by, as of the date of determination, the estimated discounted future net revenues from

     (I) estimated Proved Reserves acquired since the date of such year-end Reserve Report, and

     (II) estimated oil and natural gas reserves attributable to upward revisions of estimates of Proved Reserves since the date of such year-end Reserve Report due to exploration, development or exploitation activities, in each case calculated in accordance with SEC guidelines (utilizing the prices utilized in such year-end Reserve Report), and

     (B) decreased by, as of the date of determination, the estimated discounted future net revenues from

     (I) estimated Proved Reserves produced or disposed of since the date of such year-end Reserve Report, and

     (II) estimated Proved Reserves attributable to downward revisions of estimates of Proved Reserves attributable to downward revisions of estimates of Proved Reserves since the date of such year-end Reserve Report due to changes in geological conditions or other factors which would, in accordance with standard

                                     A-1-1
industry practice, cause such revisions, in each case calculated in accordance with standard industry practice, cause such revisions, in each case calculated in accordance with SEC guidelines (utilizing the prices utilized in such year-end Reserve Report);

provided, however, that, in the case of each of the determinations made pursuant to clauses (A) and (B), such increases and decreases shall be as estimated by Panaco's petroleum engineers, unless in the event that there is a Material Adverse Change as a result of such acquisitions, dispositions or revisions, then the discounted future net revenues utilized for purposes of this clause (a)(i) shall be confirmed in writing, by one or more reputable firms of independent petroleum engineers (which may be Panaco's independent petroleum engineers who prepare the Panaco's annual Reserve Report), plus

     (ii) the capitalized costs that are attributable to oil and natural gas properties of the Panaco and its Subsidiaries to which no Proved Reserves are attributable, based on the Panaco's books and records as of a date no earlier than the date of the Panaco's latest annual or quarterly financial statements, plus

     (iii) the Net Working Capital on a date no earlier than the date of the Panaco's latest consolidated annual or quarterly financial statements, plus

     (iv) with respect to each other tangible asset of the Panaco or its Subsidiaries specifically including, but not to the exclusion of any other qualifying tangible assets, the Panaco's or its Subsidiaries' Crude Oil and Natural Gas Related Assets (to the extent not included in (i), (ii) and (iii) above or otherwise in this clause (iv)) (less any remaining deferred income taxes which have been allocated to such Crude Oil and Natural Gas Related Assets), Real Property, Equipment, leasehold improvements, investments carried on the equity method, restricted cash and the carrying value of marketable securities, the greater of (A) the net book value of such other tangible asset on a date no earlier than the date of the Panaco's latest consolidated annual or quarterly financial statements or (B) the appraised value, as estimated by a qualified Independent Advisor, of such other tangible assets of the Panaco and its Subsidiaries, as of a date no earlier than the date of the Panaco's latest audited financial statements, plus

     (v) to the extent deducted in the calculation of (i) above, reserves against plugging and abandonment expenses; provided, that such reserves shall be

                                     A-1-2
included under this clause (v) only to the extent of any cash deposited by the Panaco against such liabilities, minus

(b) minority interests and, to the extent not otherwise taken into account in determining Adjusted Consolidated Net Tangible Assets, any natural gas balancing liabilities of the Panaco and its Subsidiaries reflected in the Panaco's latest audited financial statements.

In addition to, but without duplication of, the foregoing, for purposes of this definition, "Adjusted Consolidated Net Tangible Assets" shall be calculated after giving effect, on a pro forma basis, to (1) any Investment not prohibited by the Unsecured Notes Indenture, to and including the date of the transaction giving rise to the need to calculate Adjusted Consolidated Net Tangible Assets (the "Assets Transaction Date"), in any other Person that, as a result of such Investment, becomes a Subsidiary of the Borrower, (2) the acquisition, to and including the Assets Transaction Date (by merger, consolidation or purchase of stock or assets), of any business or assets, including, without limitation, Permitted Industry investments, and (3) any sales or other dispositions of assets permitted by the Unsecured Notes Indenture (other than sales of Hydrocarbons or other mineral products in the ordinary course of business) occurring on or prior to the Assets Transaction Date.

Solely for purposes of this definition of "Adjusted Consolidated Net Tangible Assets", the following terms have the respective meanings:

(A) "Crude Oil and Natural Gas Business" means (i) the acquisition, exploration, development, operation and disposition of interests in Oil and Gas Properties and all other Hydrocarbon properties, (ii) the gathering, marketing, treating, processing, storage, selling and transporting of any production from such interests or properties of Panaco or of others, and
     (iii)  activities  incidental to the foregoing.

(B) "Crude Oil and Natural Gas Related Assets" means any Investment or capital expenditure (but not including additions to working capital or repayments of any revolving credit or working capital borrowings) by Panaco or any Subsidiary of Panaco which is related to the Crude Oil and Natural Gas Business.

(C) "Independent Advisor" means a nationally recognized investment banking or accounting firm, or a reputable engineering firm, (i) which does not, and whose directors, officers and employees or Affiliates do not, have a direct or indirect material financial interest in the Panaco and its Subsidiaries and (ii) which, in the judgment of the Board of Directors of the Panaco and its Subsidiaries, is otherwise disinterested, independent and qualified to perform the task for which it is to be engaged.

(D) "Investment" means, with respect to any Person, any direct or indirect (i) loan, advance or other extension of credit (including, without limitation, a guarantee) or capital contribution to by means of any transfer of cash or

                                     A-1-3
     other property (valued at the fair market value thereof as of the date of transfer) others or any payment for property or services for the account or use of others, (ii) purchase or acquisition by such Person of any capital stock, bonds, notes, debentures or other securities or evidences of indebtedness issued by, any Person (whether by merger, consolidation, amalgamation or otherwise and whether or not purchased directly from the issuer of such securities or evidences of Indebtedness), (iii) guarantee or assumption of the Indebtedness of any other Person, and (iv) other items that would be classified as investments on a balance sheet of such Person prepared in accordance with GAAP. Notwithstanding the foregoing, "Investment" shall exclude extensions of trade credit by Panaco and its Subsidiaries on commercially reasonable terms in accordance with normal trade practices of Panaco or such Subsidiary, as the case may be. The amount of any Investment shall not be adjusted for increases or decreases in value, or write-ups, write-downs or write-offs with respect to such Investment. If Panaco or any Subsidiary sells or otherwise disposes of any capital Stock of any Subsidiary such that, after giving effect to any such sale or disposition, it ceases to be a Subsidiary of Panaco, Panaco shall be deemed to have made an Investment on the date of any such sale or disposition equal to the fair market value of the capital stock of such Subsidiary not sold or disposed of.

(E) "Net Working Capital" means (i) all current assets of Panaco and its Subsidiaries, minus (ii) all current liabilities of Panaco and its Subsidiaries, except current liabilities included in Indebtedness, in each case as set forth in financial statements of Panaco prepared in accordance with GAAP.

(F) "Permitted Industry Investments" means (i) capital expenditures, including, without limitation, acquisitions of Properties of Panaco and its Subsidiaries and interests therein; (ii) (a) entry into operating agreements, joint ventures, working interests, royalty interests, mineral leases, unitization agreements, pooling arrangements or other similar or customary agreements, transactions, properties, interests or arrangements, and Investments and expenditures in connection therewith or pursuant thereto, in each case made or entered into in the ordinary course of the oil and natural gas business, and (b) exchanges of the Properties of Panaco and its Subsidiaries for other Properties of Panaco and its Subsidiaries of at least equivalent value as determined in good faith by the Board of Directors of Panaco; and (iii) Investments of operating funds on behalf of co-owners of Oil and Gas Properties of Panaco or the Subsidiaries pursuant to joint operating agreements.

                                     A-1-4

                                  SCHEDULE C-1
                                   COMMITMENTS



               Name of Lender                           Commitment
               --------------                           ----------

               Foothill Capital Corporation             $30,000,000

               Ableco Finance LLC                       $20,000,000

               Foothill Partners III, L.P.              $10,000,000


                                     C-1-1

                                  Schedule 5.20
                                  -------------

                             Y2K COMPLIANCE TIMELINE
                             -----------------------




                                  See Attached






Schedule 5.20

                                 Exhibit 3.3(e)
                                 --------------


               MAY 11, 1999 CORRESPONDENCE FROM THE MMS TO PANACO
               --------------------------------------------------


                                  See Attached




Schedule 5.20