Form 10-Q
period 2000-03-31
PANACO INC
filed 2000-05-10
CIK 882074

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

               For the quarterly period ended March 31, 2000


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


     24,323,521 shares of the registrant's $.01 par value Common Stock were outstanding on March 31, 2000.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets


                                     ASSETS


                                                         As of                    As of
                                                     March 31, 2000          December 31, 1999
                                                     --------------          -----------------
                                                       (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                        $      6,145,000          $       5,575,000
  Accounts receivable                                    13,931,000                  9,675,000
  Accounts receivable-employee                               21,000                     16,000
  Prepaid and other                                         678,000                    729,000
                                                   ----------------          -----------------
     Total current assets                                20,775,000                 15,995,000
                                                   ----------------          -----------------

OIL AND GAS PROPERTIES, AS DETERMINED BY THE
SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
  Oil and gas properties, proved                        269,653,000                262,043,000
  Oil and gas properties, unproved                       15,724,000                 15,672,000
  Less accumulated depletion, depreciation,
     and amortization                                  (193,514,000)              (188,827,000)
                                                   ----------------          -----------------
     Net oil and gas properties                          91,863,000                 88,888,000
                                                   ----------------          -----------------

PIPELINES AND EQUIPMENT
  Pipelines and equipment                                26,343,000                 26,327,000
  Less accumulated depreciation                          (6,792,000)                (6,130,000)
                                                   ----------------          -----------------
     Net pipelines and equipment                         19,551,000                 20,197,000
                                                   ----------------          -----------------
OTHER ASSETS
  Deferred debt costs, net                                4,109,000                  4,456,000
  Employee note receivable                                  300,000                    300,000
  Restricted deposits and other                           6,103,000                  5,602,000
                                                   ----------------          -----------------
     Total other assets                                  10,512,000                 10,358,000
                                                   ----------------          -----------------

 TOTAL ASSETS                                      $    142,701,000          $     135,438,000
                                                   ================          =================

                                                                                 (continued)





         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                          As of                    As of
                                                      March 31, 2000         December 31, 1999
                                                   ------------------       -------------------
CURRENT LIABILITIES                                    (Unaudited)

  Accounts payable                                 $     19,687,000          $      20,408,000
  Interest payable                                        5,665,000                  3,003,000
                                                   ----------------          ----------------
     Total current liabilities                           25,352,000                 23,411,000
                                                   ----------------          -----------------


LONG-TERM DEBT                                          143,940,000                138,902,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT
  Preferred Shares, $.01 par value,
     5,000,000 shares authorized; no
     shares issued and outstanding                               -                         -
  Common Shares, $.01 par value,
     100,000,000 shares authorized;
     24,323,521 and 23,986,521 shares
     issued and outstanding, respectively                    246,000                   243,000
  Additional paid-in capital                              68,978,000                68,852,000
  Accumulated deficit                                    (95,815,000)              (95,970,000)
                                                    ----------------         -----------------
      Total stockholders' deficit                        (26,591,000)              (26,875,000)
                                                    ----------------         -----------------


 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $    142,701,000         $     135,438,000
                                                    ================         =================




         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statements of Operations
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                             2000                     1999
                                                        -------------          ----------------

REVENUES
  Oil and natural gas sales                          $     15,556,000        $       9,499,000

COSTS AND EXPENSES
  Lease operating expense                                   4,191,000                4,120,000
  Depletion, depreciation & amortization                    5,746,000                6,630,000
  General and administrative expense                          984,000                1,122,000
  Production and ad valorem taxes                             259,000                  154,000
  Exploratory dry hole expense                                320,000                      -
  Geological and geophysical expense                          301,000                  387,000
                                                      ---------------        -----------------
     Total                                                 11,801,000               12,413,000
                                                      ---------------        -----------------

OPERATING INCOME (LOSS)                                     3,755,000               (2,914,000)
                                                      ---------------        -----------------

OTHER INCOME (EXPENSE)
  Interest income                                              54,000                   12,000
  Interest expense                                         (3,654,000)              (2,723,000)
                                                      ---------------        -----------------
     Total                                                 (3,600,000)              (2,711,000)
                                                      ---------------        -----------------

NET INCOME (LOSS)                                     $       155,000        $      (5,625,000)
                                                      ===============        =================


Net income (loss) per share                           $          0.01        $           (0.24)
                                                      ===============        =================

Basic Shares Outstanding                                   24,075,400               23,801,734
                                                      ===============        =================
Diluted Shares Outstanding                                 24,075,400               23,801,734
                                                      ===============        =================




         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statement of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                                         2000               1999
                                                                   --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $     155,000      $    (5,625,000)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depletion, depreciation and amortization                        5,746,000            6,630,000
     Exploratory dry hole expense                                      320,000                  -
     Changes in operating assets and liabilities:
        Accounts receivable                                         (4,256,000)               8,000
        Prepaid and other                                               46,000              164,000
        Accounts payable                                              (721,000)             364,000
        Interest payable                                             2,662,000            2,645,000
                                                                 -------------      ---------------
                    Net cash provided by operating activities        3,952,000            4,186,000
                                                                 -------------      ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital expenditures and acquisitions                          (7,998,000)          (9,359,000)
     Increase in restricted deposits                                  (500,000)            (249,000)
                                                                 -------------      ---------------
                    Net cash used in investing activities           (8,498,000)          (9,608,000)
                                                                 -------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common shares                                         129,000              250,000
     Long-term debt borrowings                                       8,538,000            9,500,000
     Repayment of long-term debt                                    (3,500,000)                 -
     Additional deferred financing costs                               (51,000)                 -
                                                                 -------------      ---------------
                    Net cash provided by financing activities        5,116,000            9,750,000
                                                                 -------------      ---------------

NET INCREASE IN CASH                                                   570,000            4,328,000

CASH AT BEGINNING OF YEAR                                            5,575,000            3,452,000
                                                                 -------------      ---------------

CASH AT MARCH 31                                                 $   6,145,000      $     7,780,000
                                                                 =============      ===============




         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
           Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)


                                                                                  Amount ($)
                                                     -----------------------------------------------------------------------
                                        Number of                         Additional                             Total
                                         Common            Common          Paid-in          Accumulated       Stockholders'
                                         Shares            Stock           Capital            Deficit            Deficit
                                    ---------------   ---------------  ---------------  ----------------  ------------------


Balances, December 31, 1999            23,986,521    $     243,000    $  68,852,000    $  (95,970,000)   $   (26,875,000)

Net Income                                    -                -                -             155,000            155,000

Common shares issued to the ESOP          337,000            3,000          126,000               -              129,000

                                    -------------    -------------    -------------    --------------    ---------------

Balances, March 31, 2000               24,323,521    $     246,000    $  68,978,000    $  (95,815,000)   $   (26,591,000)

                                    =============    =============    =============    ==============    ===============



        The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the periods ended March 31, 2000 and 1999. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K. Certain reclassifications have been made in order to make the information comparable.

     The Company currently has 1,150,000 stock options outstanding at March 31, 2000 that are excluded from per share calculations in 2000 as they are "out of the money" at $4.45 per share and they expire June 20, 2000. They are excluded from 1999 per share calculations as they are anti-dilutive. The options were issued in 1997 to officers and directors.

Note 2 - OIL AND GAS PROPERTIES AND PIPELINES AND EQUIPMENT

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are initially capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs and associated lease acquisition costs are expensed. All development costs are capitalized. Non-drilling exploratory costs, including geological and geophysical costs and delay rentals, are expensed. Unproved leaseholds with significant acquisition costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Unproved leaseholds whose acquisition costs are not individually significant are aggregated, and the portion of such are amortized over an average holding period. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds. Provision for depreciation and depletion is determined on a depletable unit basis using the unit-of-production method. Estimated future abandonment costs are recorded by charges to depreciation and depletion expense over the lives of the proved reserves of the properties.

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

                                  PANACO, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

straight-line method over their estimated lives, ranging from three to ten years. Fees for processing oil and natural gas for others are treated as a reduction of lease operating expense related to the facilities and infrastructure.

Note 3 - CASH FLOW INFORMATION

     For purposes of the consolidated statement of cash flows, the Company considers all cash investments purchased with original maturities of three months or less to be cash equivalents. Cash payments for interest totaled $1,044,000 and $269,000 during the first three months of 2000 and 1999, respectively. Cash payments for income taxes totaled $0 during the first three months of 2000 and 1999, respectively.

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

     Pursuant to the purchase and sales agreement between the Company and NEG, NEG is required to indemnify the Company from any damages attributable to NEG's operations on the property after the sale. However, NEG is in Chapter 11 bankruptcy proceedings, and so any action by the Company to assert indemnity rights against NEG is currently stayed. The Company's Counsel has prepared and may file a motion to lift the stay so that the Company may assert its indemnification rights against NEG. But even if the Company is successful in proving its right to indemnity, NEG's ability to satisfy the judgement is questionable because of the bankruptcy.

                                  PANACO, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 6 - LONG-TERM DEBT

     In October 1999 the Company put in place a new credit facility. The loan is a reducing revolver which will provide the Company with up to $60 million, depending on the borrowing base. The Company's borrowing base at March 31, 2000 was $60.0 million, with availability of $16.1 million. The principal amount of the loan is due September 30, 2001, and may be extended for an additional year at the option of the Company. Interest on the loan is computed at Wells Fargo's prime rate plus .5% to 3.0%, depending on the percentage of the facility being used. The Credit Facility is collateralized by a first mortgage on the Company's properties. The loan agreement contains certain covenants including an EBITDA (as defined in the agreement) to interest expense ratio of at least 1.5 to 1.0 and a working capital ratio (as defined in the agreement) of at least .25 to
1.0. The loan agreement also contains limitations on additional debt, dividends, mergers and sales of assets.

PART I
Item 2.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-looking Statements

     With the exception of historical information, the matters discussed in this Form 10-Q contain forward-looking statements. The forward-looking statements we make, not only in this Form 10-Q, but also in press releases, oral statements and other reports that we file with the Securities and Exchange Commission ("SEC") are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future results of operations, the ability to satisfy future capital requirements, the growth of our Company and other matters. You are cautioned that all forward-looking statements involve risks and uncertainties. The words "estimate," "anticipate," "expect," "predict," "believe" and similar expressions are intended to qualify these forward-looking statements. We believe that the forward-looking statements that we make are based on reasonable expectations. However, due to the nature of the business we are in and other factors, we can not assure you that the actual results of our Company will not differ from those expectations.

General

     The oil and natural gas industry has experienced significant volatility in recent years because of the fluctuatory relationship of the supply of most fossil fuels relative to the demand for those products and other uncertainties in the world energy markets. You should consider the volatility of this industry when reading the following.

Liquidity and Capital Resources

     In implementing our business strategy of increasing our reserve base and cash flows from operations, we have reinvested our cash flows from operations as capital expenditures. During the first quarter of 2000, our cash flows from operations totaled $4.0 million, while long-term borrowings under our Credit Facility increased $5.0 million both of which were used to fund our capital expenditures of $8.0 million and our required restricted deposit increase of $.5 million. Our capital expenditures of $8.0 million for the first quarter of 2000 were down slightly from $9.4 million during the first quarter of 1999.

     For the year 2000, our Board of Directors has approved a $30 million capital budget. This budget is based primarily on the resources available to us at this time. We believe that our cash flows from operations and borrowings under our Credit Facility will fund this level of capital expenditures and that we will have sufficient availability under our Credit Facility to do so.

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

     In September 1999 we put in place a new Credit Facility, with Foothill Capital Corp. as the Agent, and includes Foothill Partners, L.P. and Ableco Finance, a subsidiary of Cereberus Capital Management, L.P. This Credit Facility is a $60 million line, with a term of two years, and extendable for an additional year at our option. Borrowings under this Facility bear interest at rates ranging from prime plus .5% up to prime plus 3.0% depending on the amounts borrowed. We had $41.7 million outstanding at March 31, 2000. We will continue to use this Facility in 2000 to fund part of our $30 million capital budget.

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

     Under the terms of this Credit Facility, we must maintain a ratio of trailing twelve-month EBITDA to net interest expense of not less than 1.5 to 1.0 throughout the term of the Facility. We must also maintain a working capital ratio, as defined in the agreement, of not less than .25 to 1.0. Also, the Credit Facility contains certain limitations on mergers, additional indebtedness and pledging or selling assets. We were in compliance with all covenants on March 31, 2000 and anticipate compliance throughout the term of the loan.

Senior Note offering

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

Commodity price hedges

     We follow a hedging strategy designed to protect against the possibility of severe price declines due to unusual market conditions. We usually make hedging decisions to assure a payout of a specific acquisition or development project or to take advantage of unusual strength in the market.

     For the year 2000, we have purchased options to put oil and natural gas produced to a purchaser at an agreed upon price. The natural gas put option is for 10,000 MMbtu per day at a NYMEX price of $2.04 per MMbtu. The cost of the natural gas put option was $366,000 which will be amortized over the period the hedge item is produced, fiscal year 2000. We have also purchased an oil put option for 1,000 barrels of oil per day beginning March 1 and continuing through December 31 at NYMEX price of $20.00 per barrel. The oil put option cost $275,000 and will also be amortized over the period the hedge item is produced, fiscal year 2000. We also have a swap in place on an average of 232 barrels of oil for each day at $17.00 per barrel. This swap was assumed with the acquisition of the Goldking in 1997.

     On December 31, 1999 our open hedge position had a fair value of estimated future losses totaling $800,000, to be realized over the periods hedged. On March 31, 2000 this open hedge position had decreased to a fair value of estimated future losses totaling $667,000.

     We produce and sell natural gas, oil and natural gas liquids. As a result, our financial results can be significantly affected by changes in these commodity prices. We use derivative financial instruments to attempt to hedge our exposure to changes in the market price of natural gas and oil. While commodity financial instruments are intended to reduce exposure to declines in these market prices, the commodity financial instruments may also limit the gains from increases in the market price of natural gas and oil. Gains or losses on these transactions are recognized in the production month to which a hedge contract relates.

Capital expenditures

     Capital expenditures totaled $8.0 million for the first three months of 2000, which represents a 15% decrease from the $9.4 million of capital expenditures incurred in the comparable period of 1999. The capital expenditures incurred in 2000 were primarily for three new wells completed during the first quarter and two acquisitions. The first development well was in the Price Lake Field, the Sturlese #3 that was successfully completed in March 2000. We also drilled a new development well in the Umbrella Point Field, the ST #87-12 well, which was also successfully completed in March 2000. A third new development well was completed in the West Delta Fields in January. In addition, we acquired minority, non-operating interests in our North Coward's Gully Field and in the East Breaks 109 Fields, giving us essentially 100% ownership of both of these Fields.

     These expenditures were funded with cash flows from operations and borrowings under our Credit Facility, accounting for the $5.0 million increase in debt outstanding at March 31, 2000. Our total capital expenditures during fiscal year 2000 are estimated to be $30 million.

Results of Operations

For the three months ended March 31, 2000 and 1999:

"Oil and natural gas sales"

Production and Prices:


                                                                           % Increase
                                              2000             1999         (Decrease)
                                              ----             ----         ----------

       Natural gas production (MMcf)         3,248            3,359            (3%)
       Average price per Mcf
        excluding hedging                $    2.57         $   1.72            49%
       Average price per Mcf
        including hedging                $    2.53         $   1.77            43%

       Oil Production (MBbl)                   266              262             2%
       Average price per Bbl
        excluding hedging                $   27.92         $  13.36           109%
       Average price per Bbl
        including hedging                $   27.64         $  13.51           105%

     Both natural gas and oil production remained relatively flat during the first quarter of 2000 when compared to the first quarter of 1999. The resumption of capital spending during the fourth quarter of 1999 and continuing in the first quarter of 2000 resulted in additional production in several Fields that we operate. This additional production resulted in offsetting production declines that occur naturally on some of our other properties.

     The Fields that we experienced increased production were the Price Lake Field, which did not produce during the first quarter of 1999. Initial production from the Price Lake Field began in September 1999 and was increased further with a second successful well completed in March 2000. We also increased production with two successful projects in the Umbrella Point Field. A workover of the ST #74-10 well in December 1999 was the primary factor in increasing natural gas production in the Umbrella Point Field. We also completed a successful development well in this Field, the ST #87-12, which did not begin production until March 2000.

     "Lease operating expense" remained relatively flat at $4.2 million in 2000 when compared to $4.1 million in 1999. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also remained relatively flat at $0.87 in 2000 compared to $0.84 in 1999.

     "Depletion, depreciation and amortization" decreased $0.9 million primarily due to a decrease in depletion costs per Mcfe. Depletion per Mcfe decreased to $1.19 in 2000 compared to $1.34 in 1999 primarily due to a property impairment on High Island 309 and 310 in 1999.

     "General and administrative expense" decreased $138,000 primarily due to lower legal fees in 2000.

     "Exploratory dry hole expense" increased $320,000 in 2000. These exploration expenses incurred in 2000 related to two successful wells completed during the first quarter, the Umbrella Point Field ST#87-12 and the Price Lake Field D.T. Sturlese #3. Although the wells were completed and are producing, portions of the targeted zones in each well were exploratory and did not encounter an economical quantity of reserves. The incremental costs for drilling to these zones were expensed based on their proportional costs of the entire well.

     "Geological and geophysical expense" decreased in 2000 as a result of lower lease and right-of-way rental expenses incurred.

     "Interest expense" increased primarily due to higher average borrowings outstanding under our Credit Facility. Our average interest rates have also increased with the three prime rate increases since the first quarter of 1999.

New Accounting Principles

Accounting for Derivatives

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," provides guidance for accounting for derivative instruments and hedging activities. In July 1999, SFAS No. 137 "Deferring Statement 133's Effective Date," was issued which delays the effective date for one year, to fiscal years beginning after June 15, 2000. We have not yet completed an evaluation of the impact of the provisions of SFAS No. 133.

Other Contingencies

     We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe, based on the information available to us, that the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

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

     Pursuant to the purchase and sale agreement between the Company and NEG, NEG is required to indemnify us from any damages attributable to NEG's operations on the property after the sale. However, NEG is in Chapter 11 bankruptcy proceedings, and so any action we take to assert our indemnity rights against NEG is currently stayed. Our Counsel has prepared and may file a motion to lift the stay so that we may assert our indemnification rights against NEG. But even if we are successful in proving our right to indemnity, NEG's judgementworthiness is questionable because of the bankruptcy.

     Pursuant to another purchase and sale agreement, we may owe indemnity to Shell and Exxon, from whom we acquired the property prior to selling same to NEG. We believe we have insurance coverage for the claims asserted in the petition, and have notified all insurance carriers that might provide coverage under our policies. Some discovery has occurred in the case, but discovery is not yet complete. Therefore, at this point it is not possible to evaluate the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.

     In January 2000 we received a favorable judgement in a lawsuit we had filed with our insurance carrier in 1996 related to the West Delta Fields. Our part of the lawsuit was primarily for lost revenues in 1996 from a fire at Tank Battery #3, which was caused by a third party service company. The judgement against the service companies' insurance carrier was $1.1 million. The judgement was appealed on April 7, 2000 and currently, we can not estimate when, or if, we will receive the proceeds from this judgement.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price hedges

     We follow a hedging strategy designed to protect against the possibility of severe price declines due to unusual market conditions. We usually make hedging decisions to assure a payout of a specific acquisition or development project or to take advantage of unusual strength in the market.

     For the year 2000, we have purchased options to put oil and natural gas produced to a purchaser at an agreed upon price. The natural gas put option is for 10,000 MMbtu per day at a NYMEX price of $2.04 per MMbtu. The cost of the natural gas put option was $366,000, which will be amortized over the period the hedge item is produced, fiscal year 2000. We have also purchased an oil put option for 1,000 barrels of oil per day beginning March 1 and continuing through December 31 at NYMEX price of $20.00 per barrel. The oil put option cost $275,000 and will also be amortized over the period the hedge item is produced, fiscal year 2000. We also have a swap in place on an average of 232 barrels of oil for each day at $17.00 per barrel. This swap was assumed with the acquisition of the Goldking in 1997.

     On December 31, 1999 our open hedge position had a fair value of estimated future losses totaling $800,000, to be realized over the periods hedged. On March 31, 2000 this open hedge position had decreased to a fair value of estimated future losses totaling $667,000.

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

                                  PANACO, Inc.


Date:       May 10, 2000                  /s/ Todd R. Bart
     ---------------------------          -------------------------------------
                                          Todd R. Bart, Chief Financial Officer