Form 10-Q
period 2000-06-30
PANACO INC
filed 2000-08-10
CIK 882074

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

                  For the quarterly period ended June 30, 2000


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


     24,323,521 shares of the registrant's $.01 par value Common Stock were outstanding on June 30, 2000.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets



                                     ASSETS

                                                         As of               As of
                                                     June 30, 2000      December 31, 1999
                                                     -------------      -----------------

   CURRENT ASSETS                                     (Unaudited)
      Cash and cash equivalents                       $ 1,506,000           $ 5,575,000
      Accounts receivable                              16,607,000             9,675,000
      Accounts receivable-employee                         27,000                16,000
      Prepaid and other                                 1,415,000               729,000
                                                   ---------------       ---------------
          Total current assets                         19,555,000            15,995,000
                                                   ---------------       ---------------

   OIL AND GAS PROPERTIES, AS DETERMINED BY THE
   SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
      Oil and gas properties, proved                  273,991,000           262,043,000
      Less proved property accumulated depletion,
      depreciation and amortization                  (185,317,000)         (175,048,000)
      Net unproved oil and gas properties               1,887,000             1,893,000
                                                   ---------------       ---------------
          Net oil and gas properties                   90,561,000            88,888,000
                                                   ---------------       ---------------

   PIPELINES AND EQUIPMENT
      Pipelines and equipment                          26,348,000            26,327,000
      Less accumulated depreciation                    (7,454,000)           (6,130,000)
                                                   ---------------       ---------------
          Net pipelines and equipment                  18,894,000            20,197,000
                                                   ---------------       ---------------

   OTHER ASSETS
      Deferred income taxes                            27,602,000                     -
      Deferred debt costs, net                          3,962,000             4,456,000
      Employee note receivable                            300,000               300,000
      Restricted deposits                               7,102,000             5,602,000
                                                   ---------------       ---------------
          Total other assets                           38,966,000            10,358,000
                                                   ---------------       ---------------

    TOTAL ASSETS                                    $ 167,976,000         $ 135,438,000
                                                   ===============       ===============

                                                                            (continued)



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         As of                As of
                                                     June 30, 2000       December 31, 1999
                                                     -------------       -----------------
 CURRENT LIABILITIES                                    (Unaudited)

      Accounts payable                                 $ 21,569,000           $ 20,408,000
      Interest payable                                    3,059,000              3,003,000
                                                    ----------------     ------------------
          Total current liabilities                      24,628,000             23,411,000
                                                    ----------------     ------------------

 DEFERRED CREDITS                                           625,000                      -

 LONG-TERM DEBT                                         138,251,000            138,902,000

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred Shares, $.01 par value,
          5,000,000 shares authorized; no
          shares issued and outstanding                           -                      -
      Common Shares, $.01 par value,
          100,000,000 shares authorized;
          24,323,521 and 23,986,521 shares
          issued and outstanding, respectively              246,000                243,000
      Additional paid-in capital                         68,976,000             68,852,000
      Accumulated deficit                               (64,750,000)           (95,970,000)
                                                    ----------------      -----------------
          Total stockholders' equity (deficit)            4,472,000            (26,875,000)
                                                    ----------------      -----------------


 TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                  $ 167,976,000          $ 135,438,000
                                                    ================      =================



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statements of Operations
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                           2000                   1999
                                                      --------------         --------------

 REVENUES
      Oil and natural gas sales                        $ 37,581,000           $ 20,126,000

 COSTS AND EXPENSES
      Lease operating expense                            10,076,000              8,405,000
      Depletion, depreciation & amortization             12,552,000             12,339,000
      General and administrative expense                  2,300,000              2,068,000
      Production and ad valorem taxes                       965,000                371,000
      Geological and geophysical expense                    852,000                564,000
      Exploratory dry hole expense                          447,000                845,000
      Lawsuit recovery                                     (990,000)                     -
                                                     ---------------        ---------------
          Total                                          26,202,000             24,592,000
                                                     ---------------        ---------------

 OPERATING INCOME (LOSS)                                 11,379,000             (4,466,000)

 OTHER INCOME (EXPENSE)
      Interest income                                        74,000                 35,000
      Interest expense                                   (7,836,000)            (5,443,000)
                                                     ---------------        ---------------
          Total                                          (7,762,000)            (5,408,000)
                                                     ---------------        ---------------

 INCOME (LOSS) BEFORE INCOME TAXES                        3,617,000             (9,874,000)

 INCOME TAX EXPENSE (BENEFIT)                           (27,602,000)                     -
                                                     ---------------        ---------------

 NET INCOME (LOSS)                                     $ 31,219,000           $ (9,874,000)
                                                     ===============        ===============

 Net income (loss) per share                                 $ 1.29                $ (0.41)
                                                     ===============        ===============

 Basic Shares Outstanding                                24,199,461             23,894,339
                                                     ===============        ===============
 Diluted Shares Outstanding                              24,199,461             23,894,339
                                                     ===============        ===============



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statements of Operations
                       For the Three Months Ended June 30,
                                   (Unaudited)


                                                            2000                1999
                                                       --------------       ------------

 REVENUES
      Oil and natural gas sales                         $ 22,024,000        $ 10,627,000

 COSTS AND EXPENSES
      Lease operating expense                              5,885,000           4,285,000
      Depletion, depreciation & amortization               6,806,000           5,709,000
      General and administrative expense                   1,316,000             946,000
      Production and ad valorem taxes                        706,000             217,000
      Geological and geophysical expense                     551,000             177,000
      Exploratory dry hole expense                           127,000             845,000
      Lawsuit recovery                                      (990,000)                  -
                                                       --------------       -------------
          Total                                           14,401,000          12,179,000
                                                       --------------       -------------

 OPERATING INCOME (LOSS)                                   7,623,000          (1,552,000)

 OTHER INCOME (EXPENSE)
      Interest income                                         21,000              23,000
      Interest expense                                    (4,182,000)         (2,720,000)
                                                       --------------       -------------
          Total                                           (4,161,000)         (2,697,000)
                                                       --------------       -------------

 INCOME (LOSS) BEFORE INCOME TAXES                         3,462,000          (4,249,000)

 INCOME TAX EXPENSE (BENEFIT)                            (27,602,000)                  -
                                                       --------------       -------------

 NET INCOME (LOSS)                                      $ 31,064,000        $ (4,249,000)
                                                       ==============       =============

 Net income (loss) per share                                  $ 1.28             $ (0.18)
                                                       ==============       =============

 Basic Shares Outstanding                                 24,323,521          23,985,927
                                                       ==============       =============
 Diluted Shares Outstanding                               24,323,521          23,985,927
                                                       ==============       =============



         The accompanying notes are an integral part of this statement.

                                                      PANACO, Inc.
                                          Consolidated Statement of Cash Flows
                                            For the Six Months Ended June 30,
                                                       (Unaudited)


                                                                                  2000               1999
                                                                              --------------      -------------

 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
      Net income (loss)                                                         $ 31,219,000        $(9,874,000)
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Deferred income taxes                                                  (27,602,000)                 -
          Depletion, depreciation and amortization                                12,552,000         12,339,000
          Exploratory dry hole expense                                               447,000            845,000
          ESOP stock contribution                                                    127,000            250,000
          Changes in assets and liabilities:
             Accounts receivable                                                  (6,932,000)           501,000
             Accounts payable                                                      1,161,000          2,196,000
             Deferred credits                                                        625,000                  -
             Interest payable                                                         56,000            (44,000)
             Prepaid and other                                                      (697,000)          (175,000)
                                                                              ---------------    ---------------
                       Net cash provided by operating activities                  10,956,000          6,038,000
                                                                              ---------------    ---------------

 CASH FLOWS USED IN INVESTING ACTIVITIES
          Capital expenditures and acquisitions                                  (12,520,000)       (14,490,000)
          Increase in restricted deposits                                         (1,500,000)        (1,250,000)
                                                                              ---------------    ---------------
                       Net cash used in investing activities                     (14,020,000)       (15,740,000)
                                                                              ---------------    ---------------

 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
          Long-term debt borrowings                                               10,349,000         10,500,000
          Repayment of long-term debt                                            (11,000,000)                 -
          Additional deferred financing costs                                       (354,000)                 -
                                                                              ---------------    ---------------
                       Net cash provided by (used in) financing activities        (1,005,000)        10,500,000
                                                                              ---------------    ---------------

 NET INCREASE (DECREASE) IN CASH                                                  (4,069,000)           798,000

 CASH AT BEGINNING OF YEAR                                                         5,575,000          3,452,000
                                                                              ---------------    ---------------

 CASH AT JUNE 30                                                                 $ 1,506,000        $ 4,250,000
                                                                              ===============    ===============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                           Amount ($)
                                                      ----------------------------------------------------
                                       Number of                             Additional                               Total
                                        Common              Common            Paid-in           Accumulated         Stockholders'
                                        Shares              Stock             Capital             Deficit          Equity (Deficit)
                                    --------------     --------------     --------------      --------------      -----------------

 Balances, December 31, 1999          23,986,521          $ 243,000       $ 68,852,000        $ (95,969,000)       $ (26,874,000)

 Net Income                                    -                  -                  -           31,219,000           31,219,000

 Common shares issued to the ESOP        337,000              3,000            124,000                    -              127,000

                                   --------------    ---------------    ---------------    -----------------      ---------------

 Balances, June 30, 2000              24,323,521          $ 246,000       $ 68,976,000       $ (64,750,000)         $ 4,472,000

                                   ==============    ===============    ===============    =================      ===============



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the periods ended June 30, 2000 and 1999. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

     Weighted average options to purchase 1,150,000 shares of common stock at $4.45 per share were outstanding during the second quarter of 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options were issued in 1997 to officers and directors and expired June 20, 2000.

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

                                  PANACO, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 3 - CASH FLOW INFORMATION

     For purposes of the consolidated statement of cash flows, the Company considers all cash investments purchased with original maturities of three months or less to be cash equivalents. Cash payments for interest totaled $7,884,000 and $5,868,000 during the first six months of 2000 and 1999, respectively. Cash payments for income taxes totaled $0 during the first six months of 2000 and 1999, respectively.

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

Note 6 - LONG-TERM DEBT

     In October 1999 the Company put in place a new credit facility. The loan is a reducing revolver which will provide the Company with up to $60 million, depending on the borrowing base. The Company's borrowing base at June 30, 2000 was $60.0 million, with availability of $21.8 million. The principal amount of the loan is due September 30, 2001, and may be extended for an additional year at the option of the Company. Interest on the loan is computed at Wells Fargo's prime rate plus .5% to 3.0%, depending on the percentage of the facility being used. The Credit Facility is collateralized by a first mortgage on most of the Company's properties. The loan agreement contains certain covenants including an EBITDA (as defined in the agreement) to interest expense ratio of at least 1.5 to 1.0 and a working capital ratio (as defined in the agreement) of at least .25 to 1.0. The loan agreement also contains limitations on additional debt, dividends, mergers and sales of assets. At June 30, 2000 the Company was in compliance with all of the requirements of it long-term debt.

Note 7 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish standards of accounting for and disclosures of derivative instruments and hedging activities. These statements are effective for fiscal years beginning after June 15, 2000. While the Company has not yet completed its evaluation of the impact of these statements, the Company does not believe the statements will have a significant impact on its results of operations as it expects its current derivative activities would continue to qualify under hedge accounting.

Note 8 - INCOME TAXES

     At December 31, 1999 the Company had a tax valuation allowance of approximately $29 million against its deferred tax assets. As of June 30, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on current projections of future taxable income in addition to recent reserve additions. Current projections of future taxable income are sufficient to utilize our deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed.

                                  PANACO, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While the Company believes that the assumptions used in these projections are reasonable, unfavorable future events such as a decrease in commodity prices could result in a reduction in some or all of the deferred tax assets in a future period. The $29 million benefit recorded for the removal of the valuation allowance was offset by a $1.4 million deferred tax liability that was generated during the six months ended June 30, 2000, resulting in an overall tax benefit of $27.6 million.

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

Liquidity and Capital Resources

     In implementing our business strategy of increasing our reserve base and cash flows from operations, we have reinvested our cash flows from operations as capital expenditures. During the first six months of 2000, our net cash provided by operating activities totaled $11.0 million, which, along with cash on hand, was used to fund our capital expenditures of $12.5 million, and our required restricted deposit increases of $1.5 million. Our capital expenditures of $12.5 million for the first six months of 2000 were down from $14.5 million during the first six months of 1999.

     For the year 2000, our Board of Directors has approved a $30 million capital budget. This budget is based primarily on the resources available to us at this time. We believe that our cash flows from operations and borrowings under our Credit Facility will fund this level of capital expenditures and that we will have sufficient availability under our Credit Facility.

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

     In October 1999 we put in place a new Credit Facility, with Foothill Capital Corp. as the Agent, and includes Foothill Partners, L.P. and Ableco Finance, a subsidiary of Cereberus Capital Management, L.P. This Credit Facility is a $60 million line, with a term of two years, and extendable for an additional year at our option. Borrowings under this Facility bear interest at rates ranging from prime plus .5% up to prime plus 3.0% depending on the amount borrowed. We had $36 million outstanding at June 30, 2000, a decrease of $5.7 million during the second quarter of 2000. We will continue to use this Facility in 2000 to fund part of our $30 million capital budget.

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

     Under the terms of this Credit Facility, we must maintain a ratio of trailing twelve-month EBITDA to net interest expense of not less than 1.5 to 1.0 throughout the term of the Facility. We must also maintain a working capital ratio, as defined in the agreement, of not less than .25 to 1.0. Also, the Credit Facility contains certain limitations on mergers, additional indebtedness and pledging or selling assets. We were in compliance with all covenants on June 30, 2000 and anticipate compliance throughout the term of the loan.

Senior Note offering

     On October 9, 1997, we issued $100 million principal amount of 10 5/8% Senior Notes due October 1, 2004. Interest on the Notes is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998.

Commodity price hedges

     We follow a hedging strategy designed to protect against the possibility of severe price declines due to market volatility. We usually make hedging decisions to assure a payout of a specific acquisition or development project.

     For the year 2000, we have options to put oil and natural gas produced to a purchaser at an agreed upon price. The natural gas put option is for 10,000 MMbtu per day at a NYMEX price of $2.04 per MMbtu. The cost of the natural gas put option was $366,000, which is being amortized over the period the hedge item is produced, fiscal year 2000. We also have an oil put option for 1,000 barrels of oil per day beginning March 1, 2000 and continuing through December 31, 2000 at NYMEX price of $20.00 per barrel. The oil put option cost $275,000 and is also being amortized over the period the hedge item is produced, fiscal year 2000. In addition we have a swap in place on an average of 232 barrels of oil for each day at $17.00 per barrel. This swap was assumed with the acquisition of Goldking in 1997.

     On June 30, 2000 this open hedge position had a fair value of estimated future losses totaling $506,000. A 10% adverse change in prices would cause these estimated future losses to increase to $539,000.

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

Capital expenditures

     Capital expenditures totaled $12.5 million for the first six months of 2000, which represents a 14% decrease from the $14.5 million of capital expenditures incurred in the comparable period of 1999. The capital expenditures incurred in 2000 were primarily for three new wells completed during the first quarter, two acquisitions and developmental work in the East Breaks 165 Field, which took place during the second quarter. The first development well was in the Price Lake Field, the Sturlese #3 that was successfully completed in March 2000. We also drilled a new development well in the Umbrella Point Field, the ST #87-12 well, which was also successfully completed in March 2000. A third new development well was completed in the West Delta Fields in January.

     In addition, we acquired minority, non-operating interests in our North Coward's Gully Field and in the East Breaks 109 Fields, giving us essentially 100% ownership of both of these Fields. These expenditures were funded with cash flows from operations in addition to cash on hand. Our total capital expenditures during fiscal year 2000 are estimated to be $30 million.

Results of Operations

For the six months ended June 30, 2000 and 1999:

"Oil and natural gas sales"

Production and Prices:



                                                                                   % Increase
                                              2000                1999              (Decrease)
                                              ----                ----             -----------

    Natural gas production (MMcf)             6,833               6,304                  8%
    Average price per Mcf
     excluding hedging                    $    3.28            $   1.88                 74%
    Average price per Mcf
     including hedging                    $    3.25            $   1.85                 76%

    Oil Production (MBbl)                       541                 551                 (2%)
    Average price per Bbl
     excluding hedging                    $   28.92            $  15.19                 90%
    Average price per Bbl
     including hedging                    $   28.42            $  15.37                 85%

     Natural gas production increased 8%, while oil production decreased 2% during the first six of 2000 when compared to the first six months of 1999. The resumption of capital spending during the fourth quarter of 1999 and continuing in the first quarter of 2000 resulted in additional production in several fields that we operate. This additional production resulted in offsetting production declines that occur naturally on some of our other properties.

     The fields that we experienced increased production from were the Price Lake Field, which did not produce during the first six months of 1999. Initial production from the Price Lake Field began in September 1999 and was increased further with a second successful well completed in March 2000. We also increased production with two successful projects in the Umbrella Point Field. A workover of the ST #74-10 well in December 1999 was the primary factor in increasing natural gas production in the Umbrella Point Field. We also completed a successful development well in this Field, the ST #87-12, which did not begin production until March 2000.

     "Lease operating expense" increased to $10.1 million during the first six months of 2000 compared to $8.4 million in 1999. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased to $1.00 in 2000 compared to $0.87 in 1999. Part of our increased capital and project spending in 2000 included a number of workover and repair expenditures, which are expensed as they are incurred. The largest of which were incurred at our East Breaks 165 Field. We spent approximately $1.1 million for MMS mandated repairs of production tubing on several wells.

     "Depletion, depreciation and amortization" increased $.2 million primarily due to a 5% increase in total production, which was offset slightly by a 3% decrease in depletion per Mcfe. On an Mcfe basis, depletion, depreciation and amortization decreased to $1.25 in 2000 from $1.28 in 1999. The primary reason for the decrease was 35% lower production from the High Island 309 Fields for the first six months of 2000. This was offset somewhat by a higher depletion cost per Mcfe from the Price Lake Field, however, this production did not begin to increase significantly until the second quarter of 2000.

     "General and administrative expense" increased $.2 million during the first six months of 2000 primarily due to higher salaries, wages and benefits.

     "Production and ad valorem taxes" increased $.6 million, or 160%, during the first six months of 2000 due to two factors. Production taxes on oil sales are calculated based on the value of the oil being sold which increased significantly with a 90% increase in our realized oil prices. Our production mix during 2000 also changed to include more production from properties onshore, or in state waters, which are subject to severance taxes.

     "Geological and geophysical expense" increased $.3 million during the first six months of 2000. The increase relates to an increase in drilling activity and related required geological work over the first six months of 1999. We also purchased 3-D seismic for further development of a field we operate.

     "Exploratory dry hole expense" decreased $.4 million in 2000. These exploration expenses incurred in 2000 primarily related to two successful wells completed during the first quarter, the Umbrella Point Field ST#87-12 and the Price Lake Field D.T. Sturlese #3. Although the wells were completed and are producing, portions of the targeted zones in each well were exploratory and did not encounter an economical quantity of reserves. The incremental costs for drilling to these zones were expensed based on their proportional costs of the entire well.

     "Lawsuit recovery" relates to a lawsuit that we had filed in 1996, in conjunction with our insurance carrier, related to a property that we operate. Our part of the lawsuit was primarily for time value of delayed revenues from a fire caused by a third party service company. The judgement against the service companies' insurance carrier was appealed on April 7, 2000 and was subsequently settled for which we received $990,000.

     "Income tax benefit" reflects a reduction of our deferred income taxes valuation allowance. At December 31, 1999 we had a tax valuation allowance of approximately $29 million against our deferred tax assets. As of June 30, 2000, we determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on our current projections of future taxable income in addition to recent reserve additions. Our current projections of future taxable income are sufficient to utilize our deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed.

     These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While we believe that the assumptions used in these projections are reasonable, unfavorable future events such as a decrease in commodity prices could result in a reduction in some or all of the deferred tax assets in a future period. The $29 million benefit recorded for the removal of the valuation allowance was offset by a $1.4 million deferred tax liability that was generated during the six months ended June 30, 2000, resulting in an overall tax benefit of $27.6 million.

     "Interest expense" increased due to a combination of higher average borrowings and an increase in the prime rate, upon which our Credit Facility interest rate is based on.

For the three months ended June 30, 2000 and 1999:

"Oil and natural gas sales"

Production and Prices:


                                                                              % Increase
                                             2000              1999            (Decrease
                                             ----              ----            ---------

    Natural gas production (MMcf)             3,585             2,945               22%
    Average price per Mcf
     excluding hedging                    $    3.92          $   2.07               89%
    Average price per Mcf
     including hedging                    $    3.90          $   1.93              102%

    Oil Production (MBbl)                       275               289               (5%)
    Average price per Bbl
     excluding hedging                    $   29.88          $  16.86               77%
    Average price per Bbl
     including hedging                    $   29.18          $  17.06               71%

     The resumption of capital spending during the fourth quarter of 1999 and continuing in the first quarter of 2000 resulted in increased natural gas production in several fields that we operate. This additional production more than offset production declines that occur naturally on other properties.

     The fields that we experienced increased production from were the Price Lake Field, which did not produce during the second quarter of 1999. Initial production from the Price Lake Field began in September 1999 and was increased further with a second successful well completed in March 2000. We also increased production with two successful projects in the Umbrella Point Field. A workover of the ST #74-10 well in December 1999 was the primary factor in increasing natural gas production in the Umbrella Point Field. We also completed a successful development well in this Field, the ST #87-12, which began production in March 2000.

     "Lease operating expense" increased $1.6 million during the second quarter of 2000 compared to the comparable period in 1999. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased to $1.12 in 2000 compared to $0.92 in 1999. Part of our increased capital and project spending in 2000 included a number of workover and repair expenditures during the second quarter of 2000, which are expensed as they are incurred. The largest of which were incurred at our East Breaks 165 Field. We spent approximately $1.1 million for MMS mandated repairs of production tubing on several wells in that Field.

     "Depletion, depreciation and amortization" increased $1.1 million, or 19%, primarily due to a 12% increase in total production. On an Mcfe basis, depletion, depreciation and amortization increased to $1.30 in 2000 from $1.22 in 1999. Although production from the High Island 309 Fields, which had a higher cost per Mcfe of production, had decreased during the second quarter of 2000. Offsetting increased production from the Price Lake Field, which also had a relatively higher cost per Mcfe, had begun to increase to meaningful levels during the second quarter.

     "General and administrative expense" increased $.4 million during 2000 primarily due to higher salaries, wages and benefits.

     "Production and ad valorem taxes" increased $.5 million, or 226%, during the second quarter of 2000 due to two factors. Production taxes on oil sales are calculated based on the value of the oil being sold which increased significantly with a 77% increase in our realized oil prices. Our production mix during 2000 also changed to include more production from properties onshore, or in state waters, which are subject to severance taxes.

     "Geological and geophysical expense" increased $.4 million during the second quarter of 2000. The increase relates to an increase in drilling activity and related required geological work over the second quarter of 1999. During 2000, we also purchased 3-D seismic for further development of a field we operate.

     "Exploratory dry hole expense" decreased $.7 million during the second quarter of 2000. The unsuccessful results in 2000 were from a non-operated well drilled in Alabama, in which we owned a 12.5% interest.

     "Lawsuit recovery" relates to a lawsuit that we had filed in 1996, in conjunction with our insurance carrier, related to a property that we operate. Our part of the lawsuit was primarily for time value of delayed revenues from a fire caused by a third party service company. The judgement against the service companies' insurance carrier was appealed on April 7, 2000 and was subsequently settled for which we received $990,000.

     "Income tax benefit" reflects a reduction of our deferred income taxes valuation allowance. At December 31, 1999 we had a tax valuation allowance of approximately $29 million against our deferred tax assets. As of June 30, 2000, we determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on our current projections of future taxable income in addition to recent reserve additions. Our current projections of future taxable income are sufficient to utilize our deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed.

     These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While we believe that the assumptions used in these projections are reasonable, unfavorable future events such as a decrease in commodity prices could result in a reduction in some or all of the deferred tax assets in a future period. The $29 million benefit recorded for the removal of the valuation allowance was offset by a $1.4 million deferred tax liability that was generated during the six months ended June 30, 2000, resulting in an overall tax benefit of $27.6 million.

     "Interest expense" increased due to a combination of higher average borrowings and an increase in the prime rate, upon which our Credit Facility interest rate is based on.

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

Item 3a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price hedges

     We follow a hedging strategy designed to protect against the possibility of severe price declines due to market volatility. We usually make hedging decisions to assure a payout of a specific acquisition or development project.

     For the year 2000, we have options to put oil and natural gas produced to a purchaser at an agreed upon price. The natural gas put option is for 10,000 MMbtu per day at a NYMEX price of $2.04 per MMbtu. The cost of the natural gas put option was $366,000, which is being amortized over the period the hedge item is produced, fiscal year 2000. We also have an oil put option for 1,000 barrels of oil per day beginning March 1, 2000 and continuing through December 31, 2000 at NYMEX price of $20.00 per barrel. The oil put option cost $275,000 and is also being amortized over the period the hedge item is produced, fiscal year 2000. In addition we have a swap in place on an average of 232 barrels of oil for each day at $17.00 per barrel. This swap was assumed with the acquisition of Goldking in 1997.

     On June 30, 2000 this open hedge position had a fair value of estimated future losses totaling $506,000. A 10% adverse change in prices would cause these estimated future losses to increase to $539,000.

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

                                  PANACO, Inc.

Date:     August 9, 2000                  /s/ Todd R. Bart
      -----------------------             -------------------------------------
                                          Todd R. Bart, Chief Financial Officer