Form 10-Q
period 2000-09-30
PANACO INC
filed 2000-11-13
CIK 882074

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

                For the quarterly period ended September 30, 2000


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


     24,323,521 shares of the registrant's $.01 par value Common Stock were outstanding on September 30, 2000.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                  PANACO, Inc.
                                      Consolidated Condensed Balance Sheets

                                     ASSETS
                                                                   As of                        As of
                                                             September 30, 2000           December 31, 1999
                                                            --------------------         -------------------
                                                                (Unaudited)

 CURRENT ASSETS
   Cash                                                          $ 2,154,000                 $ 5,575,000
   Accounts receivable, net of an allowance of
      $714,000 and $671,000, respectively                         17,211,000                   9,675,000
   Accounts receivable-employee                                      326,000                      16,000
   Prepaid and other                                               1,344,000                     729,000
                                                             ----------------            ----------------

      Total current assets                                        21,035,000                  15,995,000
                                                             ----------------            ----------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
   Oil and gas properties, proved                                283,062,000                 262,043,000
   Less proved property accumulated depletion,
      depreciation and amortization                             (192,211,000)               (175,048,000)
   Net unproved oil and gas properties                             1,884,000                   1,893,000
                                                             ----------------            ----------------
      Net oil and gas properties                                  92,735,000                  88,888,000
                                                             ----------------            ----------------

 PIPELINES AND EQUIPMENT
    Pipelines and equipment                                       26,367,000                  26,327,000
    Less accumulated depreciation                                 (8,117,000)                 (6,130,000)
                                                             ----------------            ----------------
      Net pipelines and equipment                                 18,250,000                  20,197,000
                                                             ----------------            ----------------

 OTHER ASSETS
    Deferred income taxes                                         25,931,000                           -
    Deferred debt costs, net                                       3,511,000                   4,456,000
    Employee note receivable                                               -                     300,000
    Restricted deposits                                            7,120,000                   5,602,000
                                                             ----------------           -----------------
      Total other assets                                          36,562,000                  10,358,000
                                                             ----------------           -----------------


TOTAL ASSETS                                                   $ 168,582,000               $ 135,438,000
                                                             ================           =================

                                                                                          (continued)


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Condensed Balance Sheets


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                As of                       As of
                                                         September 30, 2000          December 31, 1999
                                                        --------------------        -------------------
 CURRENT LIABILITIES                                       (Unaudited)

    Accounts payable                                        $ 28,618,000                $ 20,408,000
    Interest payable                                           5,573,000                   3,003,000
    Current portion of long-term debt                         23,068,000                           -
                                                         ----------------            ----------------
       Total current liabilities                              57,259,000                  23,411,000
                                                         ----------------            ----------------

 DEFERRED CREDITS                                              1,697,000                           -

 LONG-TERM DEBT                                              102,249,000                 138,902,000

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Shares, $.01 par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                                    -                           -
    Common Shares, $.01 par value,
      100,000,000 shares authorized;
      24,323,521 and 23,986,521 shares
      issued and outstanding, respectively                      246,000                     243,000
    Additional paid-in capital                               68,976,000                  68,852,000
    Accumulated deficit                                     (61,845,000)                (95,970,000)
                                                        ----------------            ----------------
         Total stockholders' equity (deficit)                 7,377,000                 (26,875,000)
                                                        ----------------            ----------------

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                         $ 168,582,000               $ 135,438,000
                                                        ================            ================


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statements of Operations
                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                  2000                     1999
                                                           ---------------           ---------------

 REVENUES
    Oil and natural gas sales                               $ 63,499,000              $ 30,607,000

 COSTS AND EXPENSES
    Lease operating expense                                   16,359,000                12,382,000
    Depletion, depreciation & amortization                    20,614,000                18,492,000
    General and administrative expense                         3,474,000                 3,127,000
    Production and ad valorem taxes                            1,454,000                   654,000
    Geological and geophysical expense                         1,171,000                   963,000
    Exploratory dry hole expense                                 794,000                   942,000
    Impairment of oil and gas properties                               -                 5,693,000
    Severance expense                                            746,000                         -
    Lawsuit recovery                                            (990,000)                        -
                                                           --------------           ---------------
      Total                                                   43,622,000                42,253,000
                                                           --------------           ---------------

 OPERATING INCOME (LOSS)                                      19,877,000               (11,646,000)

 OTHER INCOME (EXPENSE)
    Interest income                                              113,000                    78,000
    Interest expense                                         (11,689,000)               (9,037,000)
                                                           --------------           ---------------
      Total                                                  (11,576,000)               (8,959,000)
                                                           --------------           ---------------

 INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                      8,301,000               (20,605,000)

 INCOME TAX EXPENSE (BENEFIT)                                (25,824,000)                        -
                                                           --------------           ---------------

 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      34,125,000               (20,605,000)

 EXTRAORDINARY ITEM-Loss on early retirement of debt                   -                  (132,000)
                                                           --------------           ---------------

 NET INCOME (LOSS)                                          $ 34,125,000             $ (20,737,000)
                                                           ==============           ===============

 Net income (loss) per share                                $       1.41             $       (0.87)
                                                           ==============           ===============

 Basic Shares Outstanding                                     24,241,116                23,925,204
                                                           ==============           ===============
 Diluted Shares Outstanding                                   24,241,116                23,925,204
                                                           ==============           ===============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statements of Operations
                    For the Three Months Ended September 30,
                                   (Unaudited)

                                                               2000                     1999
                                                         ---------------          ---------------

 REVENUES
    Oil and natural gas sales                             $  25,918,000            $  10,481,000

 COSTS AND EXPENSES
    Lease operating expense                                   6,283,000                3,977,000
    Depletion, depreciation & amortization                    8,062,000                6,153,000
    General and administrative expense                        1,174,000                1,059,000
    Production and ad valorem taxes                             489,000                  283,000
    Geological and geophysical expense                          319,000                  399,000
    Exploratory dry hole expense                                347,000                   97,000
    Impairment of oil and gas properties                              -                5,693,000
    Severance expense                                           746,000                        -
                                                         ---------------         ----------------
      Total                                                  17,420,000               17,661,000
                                                         ---------------         ----------------

 OPERATING INCOME (LOSS)                                      8,498,000               (7,180,000)

 OTHER INCOME (EXPENSE)
    Interest income                                              39,000                   43,000
    Interest expense                                         (3,853,000)              (3,594,000)
                                                         ---------------         ----------------
      Total                                                  (3,814,000)              (3,551,000)
                                                         ---------------         ----------------

 INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                    4,684,000              (10,731,000)

 INCOME TAX EXPENSE                                           1,778,000                        -
                                                         ---------------         ----------------

 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      2,906,000              (10,731,000)

 EXTRAORDINARY ITEM-Loss on early retirement of debt                  -                 (132,000)
                                                         ---------------         ----------------

 NET INCOME (LOSS)                                        $   2,906,000             $(10,863,000)
                                                         ===============         ================

 Net income (loss) per share                              $        0.12             $      (0.45)
                                                         ===============         ================

 Basic Shares Outstanding                                    24,323,521               23,985,927
                                                         ===============         ================
 Diluted Shares Outstanding                                  24,323,521               23,985,927
                                                         ===============         ================


        The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statement of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                                2000                1999
                                                                           --------------       -------------


 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
    Net income (loss)                                                      $  34,125,000         $(20,737,000)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Deferred income taxes                                                 (25,931,000)                   -
       Depletion, depreciation and amortization                               20,614,000           18,492,000
       Impairment of oil and gas properties                                           -             5,693,000
       Exploratory dry hole expense                                              794,000              942,000
       ESOP stock contribution                                                   127,000              250,000
       Extraordinary item-loss on early retirement of debt                             -              132,000
       Changes in assets and liabilities:
          Accounts receivable                                                 (7,546,000)            (989,000)
          Accounts payable                                                     8,210,000            6,333,000
          Deferred credits                                                     1,697,000                    -
          Interest payable                                                     2,570,000           (2,745,000)
          Prepaid and other                                                     (615,000)            (191,000)
                                                                         ---------------       ---------------
                  Net cash provided by operating activities                   34,045,000            7,180,000
                                                                         ---------------       ---------------
 CASH FLOWS USED IN INVESTING ACTIVITIES
       Sale of oil and gas properties                                                  -              378,000
       Capital expenditures and acquisitions                                 (22,009,000)         (17,911,000)
       Increase in restricted deposits                                        (1,518,000)          (1,250,000)
                                                                          ---------------      ---------------
                  Net cash used in investing activities                      (23,527,000)         (18,783,000)
                                                                          ---------------      ---------------
 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
       Long-term debt borrowings                                              11,415,000           39,580,000
       Repayment of long-term debt                                           (25,000,000)         (24,000,000)
       Additional deferred financing costs                                      (354,000)          (1,737,000)
                                                                         ----------------      ---------------
                  Net cash provided by (used in) financing activities        (13,939,000)          13,843,000
                                                                         ----------------      ---------------

 NET INCREASE (DECREASE) IN CASH                                              (3,421,000)           2,240,000

 CASH AT BEGINNING OF YEAR                                                     5,575,000            3,452,000
                                                                         ----------------      ---------------

 CASH AT SEPTEMBER 30                                                      $   2,154,000        $   5,692,000
                                                                         ================      ===============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                                      Amount ($)
                                                    -----------------------------------------------------------------------------


                                     Number of                            Additional                                 Total
                                      Common             Common            Paid-in           Accumulated         Stockholders'
                                      Shares             Stock             Capital             Deficit          Equity (Deficit)
                                  ---------------   ----------------   ----------------   ------------------   ------------------

 Balances, December 31, 1999          23,986,521      $     243,000     $   68,852,000     $    (95,970,000)    $    (26,875,000)

 Net Income                                    -                  -                  -           34,125,000           34,125,000

 Common shares issued to the ESOP        337,000              3,000            124,000                    -              127,000

                                  ---------------   ----------------   ----------------   ------------------   ------------------

 Balances, September 30, 2000         24,323,521      $     246,000     $   68,976,000     $    (61,845,000)     $     7,377,000

                                  ===============   ================   ================   ==================   ==================




         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the periods ended September 30, 2000 and 1999. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

     Weighted average options to purchase 1,150,000 shares of common stock at $4.45 per share were outstanding during 1999 and the first and second quarters of 2000. The options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options were issued in 1997 to officers and directors and expired June 20, 2000.

Note 2 - OIL AND GAS PROPERTIES AND PIPELINES AND EQUIPMENT

     The Company utilizes the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, lease acquisition costs are initially capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs and associated lease acquisition costs are expensed. All development costs are capitalized. Non-drilling exploratory costs, including geological and geophysical costs and delay rentals, are expensed. Unproved leaseholds with significant acquisition costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Unproved leaseholds whose acquisition costs are not individually significant are aggregated, and the portion of such are amortized over an average holding period. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds. The provision for depreciation and depletion is determined on a depletable unit basis using the unit-of-production method. Estimated future abandonment costs are recorded by charges to depreciation and depletion expense over the lives of the proved reserves of the properties.

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

Note 3 - CASH FLOW INFORMATION

     Cash payments for interest totaled $9,275,000 and $11,963,000 during the first nine months of 2000 and 1999, respectively. Cash payments for income taxes totaled $50,000 and $0 during the first nine months of 2000 and 1999, respectively.

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

     Pursuant to the purchase and sales agreement between the Company and NEG, NEG is required to indemnify the Company from any damages attributable to NEG's operations on the property after the sale. Pursuant to another purchase and sale agreement, the Company may owe indemnity to Shell and Exxon, from whom it acquired the property prior to selling same to NEG. The Company believes that it has insurance coverage for the claims asserted in the petition, and has notified all insurance carriers that might provide coverage under its policies. The Company's insurance carrier at the time of the incident assumed all of the ongoing legal costs for the case effective July 1, 1999. Some discovery has occurred in the case, but discovery is not yet complete. Therefore, at this point it is not possible to evaluate the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.

                                  PANACO, Inc.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

Note 6 - LONG-TERM DEBT

     In October 1999 the Company put in place a new credit facility. The loan is a reducing revolver which will provide the Company with up to $60 million, depending on the borrowing base. The Company's borrowing base at September 30, 2000 was $60.0 million, with availability of $34.7 million. The principal amount of the loan is due September 30, 2001, and may be extended for an additional year at the option of the Company. Interest on the loan is computed at Wells Fargo's prime rate plus .5% to 3.0%, depending on the percentage of the facility being used. The Credit Facility is collateralized by a first mortgage on most of the Company's properties. The loan agreement contains certain covenants including an EBITDA (as defined in the agreement) to interest expense ratio of at least 1.5 to 1.0 and a working capital ratio (as defined in the agreement) of at least .25 to 1.0. The loan agreement also contains limitations on additional debt, dividends, mergers and sales of assets. At September 30, 2000 the Company was in compliance with all of the requirements of its long-term debt.

Note 7 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish standards of accounting for and disclosures of derivative instruments and hedging activities. These statements are effective for fiscal years beginning after June 15, 2000. The Company is evaluating the impact of the provisions and believes it will not have a material impact on the Company's financial condition or results of operations.

Note 8 - INCOME TAXES

     At December 31, 1999 the Company had a tax valuation allowance of approximately $29 million against its deferred tax assets. As of June 30, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on current projections of future taxable income. This analysis included current estimates of future oil and natural gas prices in addition to recent reserve additions. Current projections of future taxable income are sufficient to utilize our deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed.

                                  PANACO, Inc.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While the Company believes that the assumptions used in these projections are reasonable, unfavorable future events such as a decrease in commodity prices could result in a reduction in some or all of the deferred tax assets in a future period. The $29 million benefit recorded for the removal of the valuation allowance during the second quarter of 2000 has been offset by a $3.1 million deferred tax liability. This deferred tax liability was generated during the nine months ended September 30, 2000; resulting in an overall tax benefit of $25.9 million for the nine months ended September 30, 2000.

Note 9 - SEVERANCE EXPENSE

     Effective October 1, 2000 the Company's President and Chief Executive Officer resigned his position as an employee and director of the Company. Pursuant to an employment contract between the Company and the employee, the employee was entitled to receive two years of salary and benefits for past service with the Company. The Company had the right to offset the amounts due the employee with principal and interest on a promissory note due the Company. The severance charge incurred in the third quarter of 2000 relates to the settlement of all amounts due the employee under the agreement, including the remaining salary and coverage under the Company's various insurance policies. The employee was paid a portion of this amount due in October 2000 and the remaining amount due the employee will be offset against the principal amount of the promissory note in January 2001. Effective October 15, 2000 the Company's Chief Operating Officer took over as President of the Company.

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

Liquidity and Capital Resources

     In implementing our business strategy of increasing our reserve base and cash flows from operations, we have reinvested our cash flows from operations as capital expenditures and as a reduction of debt. During the first nine months of 2000, our net cash provided by operating activities totaled $34.0 million, which, along with cash on hand, was used to fund capital expenditures of $22.0 million, for required restricted deposit increases of $1.5 million and to reduce debt by $13.6 million. Our capital expenditures of $22.0 million for the first nine months of 2000 represent a 23 % increase over capital expenditures totaling $17.9 million for the comparable period of 1999.

     For the year 2000, our Board of Directors has approved a $30 million capital budget for new projects in addition to projects that began in late 1999 and continued into the first quarter of 2000 for a total budget of $39 million. This budget is based primarily on the resources available to us at this time. We believe that our cash flows from operations will fund this level of capital expenditures in addition to reducing outstanding debt.

     In an attempt to reduce interest costs, we keep as little cash on hand as possible and apply available cash to our Credit Facility balance. The timing of receipt of monies due us and the payment of amounts due others also affects our working capital. These two factors caused us to have a working capital deficit on September 30 2000, excluding the current portion of long-term debt, of $13.2 million. We believe that our cash flow from operations and borrowing availability under our Credit Facility will be sufficient to fund this working capital deficit in addition to our ongoing operations, capital expenditures and additional reduction of debt. As the initial term of the Credit Facility is through September 20, 2000, we have classified the balance outstanding under this facility as current. We have the option to extend the term of the Credit Facility for an additional year or we may replace the facility during 2001.

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

     In October 1999 we put in place a new Credit Facility, with Foothill Capital Corp. as the Agent, and includes Foothill Partners, L.P. and Ableco Finance, a subsidiary of Cereberus Capital Management, L.P. This Credit Facility is a $60 million line, with a term of two years, and extendable for an additional year at our option. Borrowings under this Facility bear interest at rates ranging from prime plus .5% up to prime plus 3.0% depending on the amount borrowed. We had $23.1 million outstanding at September 30, 2000, a decrease of $12.9 million during the third quarter of 2000. We anticipate reducing our outstanding balance during the fourth quarter of 2000.

     The Credit Facility is a revolving credit agreement subject to monthly borrowing base determinations. These determinations are made using internally prepared engineering reports, using a two-year average of NYMEX future commodity process and are based on our semi-annual third party reserve reports.
Indebtedness under this Credit Facility constitutes senior indebtedness with respect to the Senior Notes.

     Under the terms of this Credit Facility, we must maintain a ratio of trailing twelve-month EBITDA to net interest expense of not less than 1.5 to 1.0 throughout the term of the Facility. We must also maintain a working capital ratio, as defined in the agreement, of not less than .25 to 1.0. Also, the Credit Facility contains certain limitations on mergers, additional indebtedness and pledging or selling assets. We were in compliance with all covenants on September 30, 2000 and anticipate compliance throughout the term of the loan.

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

     For the year 2000, we have options to put oil and natural gas, that we produce, to a purchaser at an agreed upon price. The natural gas put option is for 10,000 MMbtu per day at a NYMEX price of $2.04 per MMbtu. The cost of the natural gas put option was $366,000, which is being amortized over the period the hedged item is produced, fiscal year 2000. We also have two oil put options in place, each for 1,000 barrels of oil per day. The first oil put option began March 1, 2000 and continues through December 31, 2000 at NYMEX price of $20.00 per barrel. The second oil put option begins October 1, 2000 and continues through September 30, 2001. The oil put options cost a total of $640,000 and are being amortized over the period the hedged item is produced. In addition, for the remainder of 2000 only, we have swaps in place on an average of 232 barrels of oil for each day at $17.00 per barrel. This swap was assumed with the acquisition of Goldking in 1997.

     On September 30, 2000 our open hedge position had a fair value of estimated future losses totaling $615,000. A 10% adverse change in prices would cause these estimated future losses to increase to $635,000.

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

Capital expenditures

     Capital expenditures totaled $22.0 million for the first nine months of 2000, which represents a 23% increase over the $17.9 million of capital expenditures incurred in the comparable period of 1999. The capital expenditures incurred in 2000 were primarily for the drilling of development wells in five fields that we operate, as follows.

     In late June 2000, we began a new development program in the East Breaks 109 and 110 Fields, with the aid of 3-D seismic, which we purchased in late 1998. These Fields are in approximately 700 feet of water in the Gulf of Mexico. We own a 100% working interest in these Fields and are the operator. Through September 30, 2000 we had spent $6.8 million for the first new well drilled in these Fields since we acquired them in July 1995. This first well was completed and began production in October 2000. The second well was spud in October 2000 and we have four additional projects scheduled for 2000 and 2001 in these Fields.

     During the first quarter of 2000 we completed a second well in the Price Lake Field, located in Cameron Parish, Louisiana. We own approximately 51% of both wells in the Price Lake Field and are the operator. We spent $4.2 million in capital expenditures in the Price Lake Field through the first nine months of 2000.

     During the second and third quarters of 2000 we spent $3.1 million recompleting wells in the East Breaks 165 Field. This Field is also in the Gulf of Mexico, in approximately 900 feet of water. We own a 100% working interest and are the operator of the Field.

     During the first quarter of 2000 we spent $2.8 million for a new development well in the Umbrella Point Field. This well was completed and began production during March 2000. This Field is located in Galveston Bay, Texas. We own an 80% working interest in the new well and are the operator of the Field.

     During the first quarter of 2000 we spent $0.8 million for a new development well in the West Delta Field, located offshore Louisiana, in Plaquemines Parish. This well was completed and began production in February 2000. During the third quarter we spent an additional $0.8 million beginning location work for two new wells to be drilled during the fourth quarter of 2000. We own a 100% working interest in the Field and are the operator.

     In addition, we participated in several smaller capital projects and we acquired minority, non-operating interests in our North Coward's Gully Field and in the East Breaks 109 Fields, giving us essentially 100% ownership of both of these Fields. These expenditures were funded with cash flows from operations in addition to cash on hand. Our total capital expenditures during the remainder of fiscal year 2000 are estimated to be $10 to $12 million.

Results of Operations

For the nine months ended September 30, 2000 and 1999:

"Oil and natural gas sales"

Production and Prices:

                                                                                              % Increase
                                                     2000                  1999               (Decrease)
                                                     ----                  ----               ----------


         Natural gas production (MMcf)               10,701                 8,383                  28%
         Average price per Mcf
          excluding hedging                       $    3.73              $   2.21                  69%
         Average price per Mcf
          including hedging                       $    3.70              $   1.98                  87%

         Oil Production (MBbl)                          818                   863                  (5%)
         Average price per Bbl
          excluding hedging                       $   29.78              $  16.90                  76%
         Average price per Bbl
          including hedging                       $   29.23              $  16.27                  80%


     Natural gas production increased 28%, while oil production decreased 5% during the first nine months of 2000 when compared to the first nine months of 1999. The resumption of capital spending during the fourth quarter of 1999 and continuing increase during 2000 resulted in additional production in several fields that we operate. This additional production resulted in offsetting production declines that occur naturally on some of our other properties.

     The fields that we experienced increased production from were the Price Lake Field, which essentially did not produce during the first nine months of 1999. Initial production from the Price Lake Field began in September 1999 and was increased further with a second successful well completed in March 2000. We also increased production with two successful projects in the Umbrella Point Field. A workover of the ST #74-10 well in December 1999 was the primary factor in increasing natural gas production in the Umbrella Point Field. We also completed a successful development well in this Field, the ST #87-12, which did not begin production until March 2000.

     "Lease operating expense" increased to $16.4 million during the first nine months of 2000 compared to $12.4 million in 1999. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased to $1.05 in 2000 from $0.91 in 1999. Part of our increased capital and project spending in 2000 included a number of workover and repair expenditures totaling approximately $5.2 million during the first nine months of 2000. These types of expenditures are expensed as they are incurred. The largest of these expenses was incurred at our East Breaks 165 Fields. During the second and third quarters of 2000 we spent approximately $3.3 million for MMS mandated repairs of production tubing on several wells.

     "Depletion, depreciation and amortization" increased $2.1 million primarily due to a 15% increase in total production, which was offset slightly by a 3% decrease in the depletion rate per Mcfe. On an Mcfe basis, depletion, depreciation and amortization decreased to $1.32 in 2000 from $1.36 in 1999. The primary factor in decreased depletion, depreciation and amortization per Mcfe was higher unproved property amortization during 1999 than in 2000. During the third and fourth quarters of 1999 most of our unproved property costs were impaired, reducing the amount of amortization during 2000.

     "General and administrative expense" increased $0.3 million during the first nine months of 2000 primarily due to higher salaries, wages and benefits.

     "Production and ad valorem taxes" increased $0.8 million, or 122%, during the first nine months of 2000 primarily due to two factors. Production taxes on oil sales are calculated based on the value of the oil being sold which increased significantly with a 80% increase in our realized oil prices. Our production mix during 2000 also changed to include more production from properties onshore, or in state waters, which are subject to severance taxes.

     "Geological and geophysical expense" increased $0.2 million during the first nine months of 2000. The increase relates to drilling activity and related required geological work during the first nine months of 2000, including the purchase 3-D seismic for further development of a field that we operate.

     "Exploratory dry hole expense" decreased $0.1 million during the first nine months of 2000. The costs incurred in 2000 relate to three wells that were completed and are currently producing. The expense related to each of these wells represent the incremental costs for drilling to exploratory zones in the wells that did not contain an economical quantity of reserves. These incremental expenditures were expensed based on their proportional costs of the entire well. The third well with exploratory dry hole expenses was not completed until early November 2000. As such, we anticipate an additional approximately $1 million of exploratory dry hole expense during the fourth quarter of 2000.

     "Impairment of oil and gas properties" incurred during 1999 was a result of the Company's regular review of the recoverability of the property costs incurred from the estimated future net cash flows related to those assets. The impairment incurred in 1999 was a result of the decision not to develop the unproved properties that had been allocated unproved property values in connection with acquisitions made in 1996 and 1997.

     "Severance expense" relates to the termination of the employment contract with our former Chief Executive Officer and President.

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

     "Income tax benefit" reflects a reduction of our deferred income tax valuation allowance. At December 31, 1999 we had a tax valuation allowance of approximately $29 million against our deferred tax assets. As of June 30, 2000, we determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on our current projections of future taxable income. This analysis included current estimates of future oil and natural gas prices in addition to recent reserve additions. Our current projections of future taxable income are sufficient to utilize our deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed.

     These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While we believe that the assumptions used in these projections are reasonable, unfavorable future events such as a decrease in commodity prices could result in a reduction in some or all of the net deferred tax assets in a future period. The $29 million benefit recorded for the removal of the valuation allowance has been offset by a $3.1 million deferred tax liability that was generated during the nine months ended September 30, 2000, resulting in an overall tax benefit of $25.9 million for the nine months ended September 30, 2000.

     "Interest expense" increased due to a combination of higher average borrowings and an increase in the prime rate, upon which our Credit Facility interest rate is based on.

For the three months ended September 30, 2000 and 1999:

"Oil and natural gas sales"

Production and Prices:

                                                                                            % Increase
                                                  2000                   1999               (Decrease)
                                                  ----                   ----               ----------


       Natural gas production (MMcf)              3,867                  2,079                  86%
       Average price per Mcf
        excluding hedging                        $ 4.52                 $ 3.22                  40%
       Average price per Mcf
        including hedging                        $ 4.50                 $ 2.36                  91%

       Oil Production (MBbl)                        277                    312                 (11%)
       Average price per Bbl
        excluding hedging                        $31.45                 $19.91                  58%
       Average price per Bbl
        including hedging                        $30.81                 $17.86                  73%


     The resumption of capital spending during the fourth quarter of 1999 and continuing in 2000 resulted in increased natural gas production in several fields that we operate. This additional production more than offset production declines that occur naturally on other properties.

     The fields that we experienced increased production from were the Price Lake Field, which did not produce during the second quarter of 1999. Initial production from the Price Lake Field began in September 1999 and was increased further with a second successful well completed in March 2000. We also increased production with two successful projects in the Umbrella Point Field. A workover of the ST #74-10 well in December 1999 was the primary factor in increasing natural gas production in the Umbrella Point Field. We also completed a successful development well in this Field, the ST #87-12, which began production in March 2000. In addition, a project completed during the second quarter of 2000 in which we own a 33% working interest and is operated by a third party, also increased our and oil and natural gas production during the third quarter of 2000.

     "Lease operating expense" increased $2.3 million during the third quarter of 2000 compared to the comparable period in 1999. On an Mcf equivalent basis, lease operating expenses also increased to $1.14 in 2000 from $1.01 in 1999. Part of our increased capital and project spending in 2000 included a number of workover and repair expenditures during the second quarter of 2000, which are expensed as they are incurred. The largest of which were incurred at our East Breaks 165 Field. We spent approximately $2.2 million for MMS mandated repairs of production tubing on several wells in that Field.

     "Depletion, depreciation and amortization" increased $1.9 million, or 31%, primarily due to a 40% increase in total production. On an Mcfe basis, depletion, depreciation and amortization decreased to $1.46 in 2000 from $1.56 in 1999. The primary factor in decreased depletion, depreciation and amortization per Mcfe was higher unproved property amortization during 1999 than in 2000. During the third and fourth quarters of 1999 most of our unproved property costs were impaired, reducing the amount of amortization during 2000.

     "General and administrative expense" increased $0.1 million during 2000 primarily due to higher salaries, wages and benefits.

     "Production and ad valorem taxes" increased $0.2 million, or 73%, during the third quarter of 2000 due to two factors. Production taxes on oil sales are calculated based on the value of the oil being sold which increased significantly with a 73% increase in our realized oil prices. Our production mix during 2000 also changed to include more production from properties onshore, or in state waters, which are subject to severance taxes.

     "Geological and geophysical expense" decreased $0.1 million during the third quarter of 2000. The decrease is primarily due to 3-D seismic costs incurred during the third quarter of 1999.

     "Exploratory dry hole expense" increased $0.3 million during the third quarter of 2000. The costs incurred in 2000 relate to a well that was completed in early November 2000. The expense related to this well represents the incremental costs for drilling to exploratory zones in the well that did not contain an economical quantity of reserves. The incremental expenditures were expensed based on their proportional costs of the entire well. This well was not completed until early November 2000. As such, we anticipate an additional approximately $1 million of exploratory dry hole expense during the fourth quarter of 2000.

     "Impairment of oil and gas properties" incurred during the third quarter of 1999 was a result of the Company's regular review of the recoverability of the property costs incurred from the estimated future net cash flows related to those assets. The impairment incurred in 1999 was a result of the decision not to develop the unproved properties that had been allocated unproved property values in connection with acquisitions made in 1996 and 1997.

     "Severance expense" relates to the termination of an employment contract with our former Chief Executive Officer and President.

     "Income tax expense" is a deferred tax provision against our income before income taxes using our effective tax rate. The provision is recorded as an offset to our deferred tax asset.

     "Interest expense" increased due to a combination of higher average borrowings during the third quarter of 2000 along with an increase in the prime rate, upon which our Credit Facility interest rate is based on.

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

     Pursuant to another purchase and sale agreement, we may owe indemnity to Shell and Exxon, from whom we acquired the property prior to selling same to NEG. We believe we have insurance coverage for the claims asserted in the petition, and have notified all insurance carriers that might provide coverage under our policies. The Company's insurance carrier at the time of the incident assumed all of the ongoing legal costs for the case effective July 1, 1999. Some discovery has occurred in the case, but discovery is not yet complete. Therefore, at this point it is not possible to evaluate the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.

Item 3a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price hedges

     We follow a hedging strategy designed to protect against the possibility of severe price declines due to market volatility. We usually make hedging decisions to assure a payout of a specific acquisition or development project.

     For the year 2000, we have options to put oil and natural gas, that we produce, to a purchaser at an agreed upon price. The natural gas put option is for 10,000 MMbtu per day at a NYMEX price of $2.04 per MMbtu. The cost of the natural gas put option was $366,000, which is being amortized over the period the hedged item is produced, fiscal year 2000. We also have two oil put options in place, each for 1,000 barrels of oil per day. The first oil put option began March 1, 2000 and continues through December 31, 2000 at NYMEX price of $20.00 per barrel. The second oil put option begins October 1, 2000 and continues through September 30, 2001. The oil put options cost a total of $640,000 and are being amortized over the period the hedged item is produced. In addition, for the remainder of 2000 only, we have swaps in place on an average of 232 barrels of oil for each day at $17.00 per barrel. This swap was assumed with the acquisition of Goldking in 1997. On September 30, 2000 our open hedge position had a fair value of estimated future losses totaling $615,000. A 10% adverse change in prices would cause these estimated future losses to increase to $635,000.

PART II             OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          10.26   Second amendment to credit agreement dated September 29, 2000.
          10.27   Employment agreement between the Company and Robert G. Wonish.
          27      Financial Date Schedule.


    (b)   Reports on Form 8-K


          October 26, 2000  Change in ownership of Senior Notes due 2004.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, Inc.

Date:   November 10, 2000                  /s/ Todd R. Bart
     -----------------------               -----------------------------------
                                           Todd R. Bart, Chief Financial Officer

Exhibit 10.26
-------------

                     SECOND AMENDMENT TO AMEND AND RESTAED
                          LOAN AND SECURITY AGREEMENT


     THIS SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT (this "Amendment") is made and entered into as of September 29, 2000, by and among: PANACO, INC., a Delaware corporation ("Borrower") which is the sole surviving corporation of the merger by Panaco Production Company, a Texas corporation ("PPC"), with and into Panaco, Inc. and is the successor-by-merger to PPC thereunder; the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"); and FOOTHILL CAPITAL CORPORATION, a California corporation, as agent for the Lenders ("Agent").

                                    RECITALS
                                    --------

     A. Borrower, Panaco Production Company (prior to its merger with and into Borrower), Agent and Lenders have entered into that certain Amended and Restated Loan and Security Agreement, dated as of September 30, 1999, as amended by that certain First Amendment to Amended and Restated Loan and Security Agreement, dated November 30, 1999 (as so amended, the "Loan Agreement").

     B. PPC and Goldking Acquisition Corporation, a Delaware corporation, merged with and into Borrower (the "Merger"), with Borrower being the sole surviving entity of the Merger.

     C. Borrower, Agent and Lenders desire to amend the Loan Agreement as hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, agree as follows:

                                    AGREEMENT
                                    ---------

                                    ARTICLE I
                          Amendments to Loan Agreement
                          ----------------------------

     1.01 Amendment to Section 7.21 of the Loan Agreement. Effective as of the date hereof, Section 7.21 of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

     "7.21 Capital Expenditures. Make capital expenditures in excess of (a) $40,000,000 during Borrower's fiscal year ending December 31, 2000, or (b) $30,000,000 during any fiscal year of Borrower ending on or after January 1, 2001."

     1.02 Amendment to Section 1.6 of the Loan Agreement. Effective as of the date of the merger of PPC with and into Panaco, Section 1.6 of the Loan Agreement is hereby amended to add the following at the end of such section:

     "Notwithstanding the foregoing provisions of this Section 1.6 and any other provisions of this Agreement referring either to PPC (whether as a Borrower or otherwise) or to GAC, from and after the date of the merger of PPC and GAC with and into Panaco, with Panaco being the sole surviving entity, as required by and in accordance with Section 3.3(d) of this Agreement, it is understood that
(a) all references to "Borrower" or "Borrowers" shall refer solely to Panaco and shall no longer be understood to refer to and include PPC and (b) for all purposes of this Agreement and the other Loan Documents, including, without limitation, for purposes of making representations and warranties and complying with covenants and agreements, neither PPC nor GAC shall continue to maintain a separate existence, both such entities having been merged with and into Panaco, with Panaco being the sole surviving entity."

                                   ARTICLE II
                              Conditions Precedent
                              --------------------

     2.01 Conditions to Effectiveness. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent in a manner satisfactory to Agent, unless specifically waived in writing by Agent:

     (a) Agent shall have received this Amendment, duly executed by Borrower.

     (b) Agent shall have received the Amendment Fee described in Section 4.11 of this Amendment.

     (c) The representations and warranties contained herein and in the Loan Agreement and the other Loan Documents, as each is amended hereby, shall be true and correct as of the date hereof, as if made on the date hereof.

     (d) No Default or Event of Default shall have occurred and be continuing, unless such Default or Event of Default has been otherwise specifically waived in writing by Agent and to the extent required by the Loan Agreement, the Lenders.

     (e) All corporate proceedings taken in connection with the transactions contemplated by this Amendment and all documents, instruments and other legal matters incident thereto shall be satisfactory to Agent and its legal counsel.

                                   ARTICLE III
                  Ratifications, Representations and Warranties
                  ---------------------------------------------

     3.01 Ratifications. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Loan Agreement and the other Loan Documents, and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. Borrower, Agent and Lenders agree that the Loan Agreement and the other Loan Documents, as amended hereby, shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

     3.02 Representations and Warranties. Borrower hereby represents and warrants to Agent and each Lender that (a) the execution, delivery and performance of this Amendment and any and all other Loan Documents executed and/or delivered in connection herewith have been authorized by all requisite corporate action on the part of Borrower and will not violate the Articles of Incorporation or Bylaws of Borrower; (b) attached hereto as Annex A is a true, correct and complete copy of presently effective resolutions of Borrower's Board of Directors authorizing the execution, delivery and performance of this Amendment and any and all other Loan Documents executed and/or delivered in connection herewith, certified by the Secretary of Borrower; (c) the representations and warranties contained in the Loan Agreement, as amended hereby, and any other Loan Document are true and correct on and as of the date hereof; (d) no Default or Event of Default under the Loan Agreement, as amended hereby, has occurred and is continuing, unless such Default or Event of Default has been specifically waived in writing by Agent and to the extent required by the Loan Agreement, the Lenders; (e) Borrower is in full compliance with all covenants and agreements contained in the Loan Agreement and the other Loan Documents, as amended hereby; and (f) Borrower has not amended its Articles of Incorporation or its Bylaws since the date of the Loan Agreement.

                                   ARTICLE IV
                            Miscellaneous Provisions
                            ------------------------

     4.01 Survival of Representations and Warranties. All representations and warranties made in the Loan Agreement or any other Loan Document, including, without limitation, any document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Agent or any closing shall affect the representations and warranties or the right of Agent and the Lenders to rely upon them.

     4.02 Reference to Loan Agreement. Each of the Loan Agreement and the other Loan Documents, and any and all other Loan Documents, documents or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Loan Agreement, as amended hereby, are hereby amended so that any reference in the Loan Agreement and such other Loan Documents to the Loan Agreement shall mean a reference to the Loan Agreement, as amended hereby.

     4.03 Expenses of Agent and Lenders. As provided in the Loan Agreement, Borrower agrees to pay on demand all costs and expenses incurred by Agent and Lenders in connection with the preparation, negotiation, and execution of this Amendment and the other Loan Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the costs and fees of Agent's and Lenders' legal counsel, and all costs and expenses incurred by Agent and Lenders in connection with the enforcement or preservation of any rights under the Loan Agreement, as amended hereby, or any other Loan Documents, including, without, limitation, the costs and fees of Agent's and Lenders' legal counsel.

     4.04 Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

     4.05 Successors and Assigns. This Amendment is binding upon and shall inure to the benefit of Agent, each Lender and Borrower and their respective successors and assigns, except that Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Agent.

     4.06 Counterparts. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

     4.07 Effect of Waiver. No consent or waiver, express or implied, by Agent or any Lender to or for any breach of or deviation from any covenant or condition by Borrower shall be deemed a consent to or waiver of any other breach of the same or any other covenant, condition or duty.

     4.08 Headings. The headings, captions, and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

     4.09 Applicable Law. THIS AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED PURSUANT HERETO SHALL BE DEEMED TO HAVE BEEN MADE AND TO BE PERFORMABLE IN AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

     4.10 Final Agreement. THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS, EACH AS AMENDED HEREBY, REPRESENT THE ENTIRE EXPRESSION OF THE PARTIES WITH RESPECT

TO THE SUBJECT MATTER HEREOF ON THE DATE THIS AMENDMENT IS EXECUTED. THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS, AS AMENDED HEREBY, MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. NO MODIFICATION, RESCISSION, WAIVER, RELEASE OR AMENDMENT OF ANY PROVISION OF THIS AMENDMENT SHALL BE MADE, EXCEPT BY A WRITTEN AGREEMENT SIGNED BY EACH BORROWER AND AGENT.

     4.11 Amendment Fee. In consideration of the execution of this Amendment, Borrower agrees to pay to Agent on the date of this Amendment an amendment fee of $50,000, which fee shall be fully earned and non-refundable as of the date of this Amendment.

      [remainder of page intentionally left blank; signature page follows]

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first written above.


                                      BORROWER:
                                      ---------

                                      PANACO, INC.

                                      By:/s/ Todd R. Bart
                                         --------------------------------
                                      Title: Chief Financial Officer
                                             ----------------------------


                                      AGENT:
                                      ------

                                      FOOTHILL CAPITAL CORPORATION,
                                      as Agent for the Lenders

                                      By:/s/ Sheri Fenenbock
                                         --------------------------------
                                      Title: Vice President
                                             ----------------------------


                                      LENDERS:
                                      --------

                                      FOOTHILL CAPITAL CORPORATION, as a Lender

                                      By:/s/ Sheri Fenenbock
                                         --------------------------------
                                      Title: Vice President
                                             ----------------------------

                                      ABLECO FINANCE LLC, as a Lender

                                      By:/s/
                                         --------------------------------
                                      Title: ----------------------------

Exhibit 10.27
-------------

                              EMPLOYMENT AGREEMENT

PANACO, INC., ("Panaco") hereby employs ROBERT G. WONISH (hereinafter referred to as "Employee") to be employed and serve as President and Chief Operating Officer, effective September 15, 2000, on the following terms and conditions:

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

2. Term and Renewal. The initial term of employment contemplated by this Agreement shall commence effective September 15, 2000, and continue for a term of one (1) year. Thereafter, this Agreement shall automatically renew for a consecutive term of one (1) year each, upon expiration of the initial term and each renewal term hereunder, unless terminated upon thirty (30) days written notice.

3. Compensation. In consideration of the work and other services that Employee performs for Panaco hereunder, Panaco shall pay Employee the following:

     (a) Base Salary. During the term hereof, Panaco shall pay Employee a gross annual salary of $250,000, payable semi-monthly in accordance with the company's normal payroll policies, subject to withholding for federal income tax, social security, state and local taxes, if any, and any other sums that Panaco my be legally required to withhold. Employee will be eligible for all cost of living adjustments that are awarded to Panaco employees.

     (b) Vacation. Employee shall be entitled to vacation in accordance with vacation policies of Panaco from time to time in effect with respect to the executive employees of Panaco.

     (c) Other Benefits. During the term of this Agreement, Employee shall be entitled to participate in all employee benefit plans from time to time made available to the executives or general employees of Panaco.

     (d) Insurance. Panaco will provide Employee and Employee's dependant's with coverage under a policy of hospitalization and major medical insurance and dental coverage at no cost to the Employee. Panaco will provide life insurance coverage to Employee in an amount to be determined by the company.

     (e) Bonuses. Panaco will provide Employee with a yearly bonus that is determined by and at the discretion of the Board of Directors. The Board of Directors can elect to not issue any bonus for any given year that this contract is valid. It is also understood that Employee will be granted a bonus for the calendar year of 2000 payable in January, 2001 with the amount to be equal to or greater than $25,000.

     (f) Stock Options. Panaco, at the full discretion of the Board of Directors, may issue stock options to Employee at any time during the term of this contract. The quantity and pricing of such options is to be determined solely by the Board of Directors.

4. Expenses. Panaco shall reimburse Employee for all reasonable expenses and disbursements incurred by Employee in connection with Employee's duties hereunder, including expenses for entertainment and travel, as are consistent with the policies and procedures of Panaco.

5. Confidential Information. Employee acknowledges that in the course of employment by Panaco, Employee will receive certain trade secrets and confidential information belonging to Panaco which Panaco desires to protect as confidential. For the purposes of this Agreement, the term "confidential information" shall mean information of any nature and in any form which at the time is not generally known to those persons engaged in business similar to that conducted by Panaco. Employee agrees that such information is confidential and that he will not reveal such information to anyone other than officers, directors and employees of Panaco. Upon termination of employment, for any reason, Employee shall surrender to Panaco all papers, documents and other property of Panaco.

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

7. Termination of Employment.

     (a) Termination for Cause. Nothing hereunder shall prevent Panaco from terminating Employee's employment for Cause (as hereinafter defined). Upon termination for Cause Employee shall receive his base salary only through the date of termination, and neither Employee nor any other person shall be entitled to any further payments from Panaco under this Agreement. Any rights and benefits Employee may have under employee benefit plans and programs of Panaco by reason of or after his termination shall be determined in accordance with the terms of such plans and programs. For purposes of this Agreement, Termination for Cause shall mean:

          (i) termination due to continued neglect of duties for which Employee is employed after receipt of written notice thereof from the Board of Directors of Panaco;

          (ii) termination due to conduct involving moral turpitude in the performance of duties for which Employee is employed, including, without limitation, the commission of fraud, misappropriation or embezzlement by Employee; or

          (iii)termination due to conduct which, if not in connection with the performance of Employee's duties hereunder, would result in serious prejudice to the interests of Panaco if he were retained as an employee.

     (b) Death, Disability and Termination Other Than for Cause. Notwithstanding any other term or provision of this Agreement, Panaco may terminate Employee's employment at any time, during any initial or renewal term hereof, for any reason it deems appropriate or for no reason. If Employee's employment hereunder is terminated for any reason other than Cause in accordance with paragraph 7(a), or if Employee dies or because disabled (meaning that employee is unable to perform his duties prescribed by section 1 of this Agreement for a period of 180 consecutive days), then Employee shall be entitled to payment of his base salary, at the rate in effect at the time of such termination for a period of 12 months. Any rights and benefits Employee may have under employee benefit plans and programs of Panaco by reason of or after his termination shall be determined in accordance with the terms of such plans and programs.

     (c) Voluntary Termination Employee may terminate his employment at any time upon ninety (90) days' prior written notice to Panaco; provided, however, that Panaco, in its discretion, may cause such termination to be effective at any time during that ninety (90) day period. Neither Employee nor any other person shall be entitled to any further payments from Panaco under this Agreement upon a voluntary termination by Employee of his employment hereunder, and any rights and benefits Employee may have under employee benefit plans and programs of Panaco by reason of or after his termination shall be determined in accordance with the terms of such plans and programs.

     (d) Voluntary Termination for "Good Reason." Notwithstanding any other term or provision of this Agreement, if Employee voluntarily terminates his employment for Good Reason (as hereinafter defined), then Employee shall be entitled to payment of his base salary, at the rate in effect at the time of such termination for a period of 12 months. Any rights and benefits Employee may have under employee benefit plans and programs of Panaco by reason of or after his termination shall be determined in accordance with the terms of such plans and programs. "Good Reason" shall mean any of the following (without Executive's express written consent):

          (i) Employee's Base Salary is set at an amount less than 90 percent of the greater of (a) his annual salary in effect on September 15, 2000, or (b) his annual salary in effect during the preceding calendar year, and Employee resigns within ninety days after he is notified of the decision to modify his Base Salary.

          (ii) A substantial and material  alteration in the nature or status of
               Employee's   responsibilities,   or  the   assignment  of  duties
               inconsistent with Employee's duties and responsibilities;

          (iii)Employee's line of report is changed so that he is required to report to anyone other than the Executive Committee or the Board of Directors;

          (iv) A  change  in   Employee's   titles  or   Panaco's   employing  a
               co-President or Chief Executive officer;

          (v) Employee is not elected as a director of Panaco at the next annual meeting;

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

10. Entirety of Agreement. This Agreement contains the entire understanding of the parties and all of the covenants and agreements between the parties with respect to the employment.

11. Governing Law. This Agreement shall be construed and enforced in accordance with, and be governed by, the laws of the State of Texas.

12. Waiver. The failure of either party to enforce any rights hereunder shall not be deemed to be a waiver of such rights, unless such waiver is an express waiver which has been signed by the waiving party. Waiver of one breach shall not be deemed a waiver of any other breach of the same or any other provision hereof.

13. Assignment. This Agreement shall not be assignable by Employee. In the event of a future disposition of the properties and business of Panaco by merger, consolidation, sale of assets, or otherwise, then Panaco may assign this Agreement and all of its rights and obligations to the acquiring or surviving entity; provided that any such entity shall assume all of the obligations of Panaco hereunder.

14. Arbitration. Any dispute, controversy or claim arising out of or relating to this Agreement shall be submitted to and finally settled by binding arbitration to be held in Houston, Texas, in accordance with the rules of the American Arbitration Association in effect on the date of this Agreement, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. All agreements contemplated herein to be entered into to which the parties hereto are parties shall contain provisions which provide that all claims, actions or disputes pursuant to, or related to, such agreements shall be submitted to binding arbitration. Employer agrees to pay all fees charged by the American Arbitration Association in connection with any arbitration.

DATED this  11  day of   October,   2000.
           ----         ----------

PANACO, INC.                                       EMPLOYEE


By:/s/ Harold First                                By:/s/ Robert G. Wonish
   -------------------------                       -----------------------
   A member of its Executive Committee


By:/s/ A. Theodore Stautberg
   -------------------------
   A member of its Executive Committee