Form 10-Q
period 2001-03-31
PANACO INC
filed 2001-05-14
CIK 882074

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

                For the quarterly period ended March 31, 2001


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


     24,323,521 shares of the registrant's $.01 par value Common Stock were outstanding on March 31, 2001.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.                             Item 1.
                             FINANCIAL INFORMATION

                                  PANACO, Inc.
                            Condensed Balance Sheets


                                     ASSETS

                                                                    As of                 As of
                                                               March 31, 2001       December 31, 2000
                                                            -------------------   --------------------
 CURRENT ASSETS                                                 (Unaudited)

    Cash                                                    $       5,427,000      $       2,878,000
    Accounts receivable, net of an allowance of
        $110,000 and $554,000, respectively                        13,276,000             17,680,000
    Accounts receivable-related party                                       -                300,000
    Prepaid and other                                                 535,000                907,000
    Deferred income taxes                                           1,276,000                      -
                                                           -------------------    ------------------
        Total current assets                                       20,514,000             21,765,000
                                                           -------------------    ------------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
    Oil and gas properties, proved                                296,746,000            289,892,000
    Less proved property accumulated depletion,
       depreciation and amortization                             (199,009,000)          (193,135,000)
    Net unproved oil and gas properties                             2,930,000              2,888,000
                                                          -------------------     ------------------
       Net oil and gas properties                                 100,667,000             99,645,000
                                                          -------------------     ------------------

 PIPELINES AND EQUIPMENT
    Pipelines and equipment                                        26,507,000             26,409,000
    Less accumulated depreciation                                  (8,926,000)            (8,256,000)
                                                          -------------------     ------------------
        Net pipelines and equipment                                17,581,000             18,153,000
                                                          --------------------    ------------------

 OTHER ASSETS
    Restricted deposits                                             9,548,000              8,625,000
    Deferred debt costs, net                                        2,660,000              3,128,000
    Deferred income taxes                                          20,596,000             22,763,000
                                                          -------------------     ------------------
        Total other assets                                         32,804,000             34,516,000
                                                          -------------------     ------------------


 TOTAL ASSETS                                              $     171,566,000       $    174,079,000
                                                          ===================     ==================

                                                                                 (continued)

         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                            Condensed Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   As of                    As of
                                                                March 31, 2001        December 31, 2000
                                                            -------------------     --------------------
 CURRENT LIABILITIES                                            (Unaudited)

    Accounts payable and accrued liabilities                 $      30,829,000       $       31,963,000
    Interest payable                                                 5,442,000                2,917,000
    Gas imbalance payable                                            3,485,000                2,860,000
    Restricted cash payable                                                  -                  629,000
                                                            ------------------      -------------------
       Total current liabilities                                    39,756,000               38,369,000
                                                            ------------------      -------------------

 DEFERRED CREDITS                                                    1,771,000                1,609,000

 LONG-TERM DEBT                                                    116,355,000              121,693,000

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    Preferred Shares, $.01 par value,
       5,000,000 shares authorized; no
       shares issued and outstanding                                         -                        -
    Common Shares, $.01 par value,
       100,000,000 shares authorized;
       24,323,521 shares issued and outstanding                        246,000                  246,000
    Additional paid-in capital                                      68,977,000               68,977,000
    Accumulated deficit                                            (53,449,000)             (56,815,000)
    Accumulated other comprehensive loss                            (2,090,000)                       -
                                                            ------------------       ------------------
       Total stockholders' equity                                   13,684,000               12,408,000
                                                            ------------------       ------------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     171,566,000        $     174,079,000
                                                            ==================       ==================


          The accompanying notes are integral part of this statement.

                                  PANACO, Inc.
                            Statements of Operations
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                   2001                     2000
                                                               ------------             ------------

 REVENUES
   Oil and natural gas sales                              $     26,316,000         $     15,619,000

 COSTS AND EXPENSES
   Lease operating expense                                       5,305,000                4,191,000
   Depletion, depreciation & amortization                        7,032,000                5,711,000
   General and administrative expense                            1,071,000                  984,000
   Production and ad valorem taxes                                 481,000                  259,000
   Exploratory dry hole expense                                  3,858,000                  320,000
   Geological and geophysical expense                              297,000                  301,000
                                                         -----------------        -----------------
     Total                                                      18,044,000               11,766,000
                                                         -----------------        -----------------

 OPERATING INCOME                                                8,272,000                3,853,000

 OTHER INCOME (EXPENSE)
   Interest income                                                 226,000                   54,000
   Interest expense                                             (3,344,000)              (3,654,000)
   Other income                                                    379,000                        -
                                                         -----------------        -----------------
     Total                                                      (2,739,000)              (3,600,000)
                                                         -----------------        -----------------

 INCOME BEFORE INCOME TAXES                                      5,533,000                  253,000

 INCOME TAX EXPENSE                                              2,167,000                        -
                                                         -----------------        -----------------

 NET INCOME                                               $      3,366,000         $        253,000
                                                         =================        =================

 BASIC AND DILUTED NET INCOME PER SHARE                             $ 0.14                   $ 0.01
                                                         =================        =================

 Basic Shares Outstanding                                       24,323,521               24,075,400
                                                         =================        =================
 Diluted Shares Outstanding                                     24,473,625               24,075,400
                                                         =================        =================

           The accompanying notes are integral part of this statement.

                                  PANACO, Inc.
                             Statement of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                         2001              2000
                                                                     -----------       -----------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $   3,366,000      $    253,000
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Deferred income taxes                                            2,167,000                 -
      Depletion, depreciation and amortization                         7,032,000         5,711,000
      Exploratory dry hole expense                                     3,858,000           320,000
      Changes in assets and liabilities:
         Accounts receivable                                           4,404,000        (4,319,000)
         Accounts payable                                             (4,038,000)         (721,000)
         Gas imbalance payable                                           625,000                 -
         Deferred credits                                                162,000                 -
         Interest payable                                              2,525,000         2,662,000
         Accounts receivable-related party                               300,000                 -
         Change relating to derivative instruments                      (462,000)                -
         Prepaid and other                                              (232,000)           46,000
                                                                   -------------     -------------
                Net cash provided by operating activities             19,707,000         3,952,000
                                                                   -------------     -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures and acquisitions                          (10,852,000)       (7,998,000)
      Increase in restricted deposits                                   (923,000)         (500,000)
                                                                   -------------     -------------
                Net cash used in investing activities                (11,775,000)       (8,498,000)
                                                                   -------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common shares                                                -           129,000
      Long-term debt borrowings                                        6,000,000         8,538,000
      Repayment of long-term debt                                    (11,338,000)       (3,500,000)
      Additional deferred financing costs                                (45,000)          (51,000)
                                                                   -------------     -------------
                Net cash provided by (used in) financing activities   (5,383,000)        5,116,000
                                                                   -------------     -------------

 NET INCREASE IN CASH                                                  2,549,000           570,000

 CASH AT BEGINNING OF YEAR                                             2,878,000         5,575,000
                                                                   -------------     -------------

 CASH AT MARCH 31                                                   $  5,427,000      $  6,145,000
                                                                   =============     =============

           The accompanying notes are integral part of this statement.

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

     The Company has restated its financial results for the first three quarters of 2000. The adjustments reflect an increase in the Company's gas imbalance payable and associated reduction of revenues in the quarters to which the imbalance relates. The changes reflect adjustments to natural gas production and revenues, depletion, income before income taxes and net income. The adjustments to the first quarter of 2000 revenues, depletion, depreciation and amortization and net income were $63,000, $(35,000) and $98,000, respectively.

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

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 3 - CASH FLOW INFORMATION

     Cash payments for interest totaled $860,000 and $1,044,000 during the first three months of 2001 and 2000, respectively. The Company did not make any cash payments for income taxes during the first three months of 2001 or 2000.

Note 4 - EARNINGS PER SHARE CALCULATIONS

     Basic earnings per share for the first three months of each year were based on the year-to-date weighted average share outstanding of 24,323,521 in 2001 and 24,075,400 for 2000. The diluted earnings per share amounts are based on weighted average share outstanding plus in the money common stock equivalents, which consists of stock options outstanding and totaled 150,104 in 2001 and 0 in 2000. The Company had stock options outstanding during the first three months of 2000, which were out of the money during the entire quarter and expired in June 2000.

Note 5 - RESTRICTED DEPOSITS

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

     In the West Delta Fields and the East Breaks 109 and 110 Fields, the Company established an escrow for both Fields in favor of the surety bond underwriter, who provides a surety bond to the former owners of the West Delta Fields and to the MMS. The balance in this escrow account was $4.4 million at March 31, 2001 and requires quarterly deposits of $375,000 until June 2003, decreasing to $125,000 until the account balance reaches $7.8 million.

     In the East Breaks 165 and 209 Fields the Company established an escrow account in favor of the surety bond underwriter, who provides surety bonds to both the MMS and the former owner of the Fields. The balance in this escrow account was $4.4 million at March 31, 2001 and requires quarterly deposits of $250,000 until the account balance reaches $6.5 million.

     The Company has also established an escrow account in favor of BP under which the Company will deposit 10% of the net cash flows from the properties, as defined in the agreement, from the properties acquired from BP. This escrow account balance was $0.7 million at March 31, 2001.

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - COMMITMENTS AND CONTINGENCIES

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

     Pursuant to another purchase and sale agreement, the Company may owe indemnity to Shell and Exxon, from whom the property was acquired prior to selling same to NEG. The Company believes that it has insurance coverage for the claims asserted in the petition, and has notified all insurance carriers that might provide coverage under its policies. In 1999 NEG filed chapter 11 bankruptcy and emerged in late 2000. Some discovery has occurred in the case, but discovery is not yet complete. Therefore, at this point it is not possible to evaluate the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.

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

Note 7 - LONG-TERM DEBT

     In October 1999 the Company put in place a new Credit Facility. The loan is a reducing revolver, which provides the Company with up to $60 million, depending on the borrowing base. The Company's borrowing base at March 31, 2001 was $60 million, with availability of $44.6 million, of which, $5.5 million was reserved by a letter of credit. The principal amount of the loan is due October 1, 2001, and may be extended for two additional six-month periods, at the sole option of the Company. The Company is reviewing its alternatives regarding this facility, including extension of this facility or replacing it with a bank facility.

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

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - INCOME TAXES

     During the second quarter of 2000, the Company determined that it was more likely than not that its deferred tax assets would be realized. This determination was based on current projections of future taxable income. This analysis also included current estimates for future oil and natural gas prices in addition to recent reserve additions. Projections of future taxable income were sufficient to utilize our deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed.

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

Note 9 - ADOPTION OF SFAS 133

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income/Loss, a component of Stockholders' Equity, to the extent the hedge is effective.

     The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in Accumulated Other Comprehensive Income/Loss related to cash flow hedges that become ineffective remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

     Gains and losses on hedging instruments related to Accumulated Other Comprehensive Income/Loss and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenues in the period that the related production is delivered. Gains and losses of hedging instruments, which represent hedge ineffectiveness and changes in the time value component of options, are included in Other Income/Loss in the period in which they occur.

     The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. At March 31, 2001, the Company had two derivative instruments: an option to put oil to a purchaser and a natural gas swap. For 2001, the Company has entered into an option to put 1,000 barrels of oil per day at $25.00 per barrel to a purchaser through September 30, 2001 for a total of 273,000 barrels. In

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

addition, the Company had entered into a natural gas price swap covering 6.6 Bcf of production for 2001 at an average price of $4.91 per MMBtu.


     The Company recognized a $0.3 million increase in earnings, pre-tax, for the cumulative effect of adopting SFAS 133 on January 1, 2001 and on March 31, 2001 the Company recognized a $0.3 million decrease in earnings, pre-tax, related to the decrease in time value of the put option.

     For the Company's natural gas swap, on January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an after-tax loss of $6.1 million in Other Comprehensive Loss representing the cumulative effect of an accounting change to recognize the fair value of the natural gas swap. The Company also recorded cash flow hedge derivative liabilities of $9.9 million in accounts payable and accrued liabilities. During the first quarter of 2001, the Company realized after tax losses of $1.3 million on hedging activity incurred in the first quarter 2001, which were transferred from Other Comprehensive Loss to natural gas revenues for the production months the hedge related. The Company also recognized Other Income of $0.3 million, after tax, for the ineffective portion of the natural gas swap. At March 31, 2001 $2.1 million, net of tax, of deferred net losses on derivative instruments recorded in Other Comprehensive Loss are expected to be reclassified to earnings during the remainder of 2001.

     All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Note 10 - COMPREHENSIVE INCOME

     Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Accumulated Other Comprehensive Loss. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. On January 1, 2001, upon adoption of SFAS 133, the Company recorded an after-tax charge to Accumulated Other Comprehensive Loss of $6.1 million for the fair value of the Company's cash flow hedges. The following table illustrates the calculation of comprehensive income for the quarter ended March 31, 2001:

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

    Accumulated Other Comprehensive Income, December 31, 2000                        $          --

    Net Income                                                                       $   3,366,000

    Accumulated Other Comprehensive Loss (net of tax)
          Cumulative effect of change in accounting principle - January 1, 2001         (6,134,000)
          Changes in fair value of outstanding hedging positions                         2,990,000
          Financial derivative settlements transferred from
                  Accumulated Other Comprehensive Loss                                   1,054,000
                                                                                     -------------

    Accumulated Other Comprehensive Loss                                             $  (2,090,000)
                                                                                     -------------

    Comprehensive Income                                                             $   1,276,000
                                                                                     =============

    There were no other items in Comprehensive Income/Loss during 2001.

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

Liquidity and Capital Resources

     In implementing our business strategy of increasing our reserve base, increasing cash flows from operations and to reduce debt, we reinvest cash flows from operations as capital expenditures or to reduce debt. During the first three months of 2001, net cash provided by operating activities totaled $19.7 million, which, along with cash on hand, was used to fund capital expenditures of $10.9 million, for required restricted deposit increases of $0.9 million and to reduce debt by $5.4 million. Capital expenditures of $10.9 million for the first three months of 2001 represents a 36% increase over capital expenditures totaling $8.0 million for the comparable period of 2000. For the year 2001, our Board of Directors has approved a $37.1 million capital budget. We believe that cash flows from operations will fund this level of capital expenditures in addition to reducing outstanding debt when compared to December 31, 2000.

     In an attempt to reduce interest costs, we keep as little cash on hand as possible and apply available cash to our Credit Facility balance. The timing of receipt of monies due us and the payment of amounts due others also affects our working capital. These two factors cause us to typically have a working capital deficit. On March 31, 2001 this working capital deficit totaled $19.2 million. We believe that cash flows from operations and borrowing availability under our Credit Facility will be sufficient to fund this working capital deficit in addition to ongoing operations and capital expenditures.

Credit Facility

     The primary source of capital beyond discretionary cash flows is our Credit Facility. The Credit Facility is secured by a first mortgage on most of our oil and natural gas properties, and is used primarily as development capital on properties that we own and for acquiring additional oil and natural gas reserves. We may also use the Credit Facility for working capital support, to provide letters of credit and general corporate purposes.

     In October 1999 we put in place a new Credit Facility, with Foothill Capital Corp. as the Agent, and includes Foothill Partners, L.P. and Ableco Finance, a subsidiary of Cereberus Capital Management, L.P. This Credit Facility is a $60 million line, with a term of two years, and extendable for an additional year at our option. Borrowings under this Facility bear interest at rates ranging from prime plus .5% up to prime plus 3.0% depending on the amount borrowed. On March 31, 2001, $14.1 was outstanding under the Credit Facility, a decrease of $5.4 million during the first quarter of 2001. We are reviewing the alternatives available regarding the Credit Facility, including extension of this facility or replacing it with a bank facility.

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

     Under the terms of this Credit Facility, we must maintain a ratio of trailing twelve-month EBITDA to net interest expense of not less than 1.5 to 1.0 throughout the term of the Facility. We must also maintain a working capital ratio, as defined in the agreement, of not less than .25 to 1.0. Also, the Credit Facility contains certain limitations on mergers, additional indebtedness and pledging or selling assets, paying dividends or repurchasing the Company's stock. We were in compliance with all covenants on March 31, 2001 and anticipate compliance throughout the term of the loan.

Senior Note offering

     On October 9, 1997, we issued $100 million principal amount of 10 5/8% Senior Notes due October 1, 2004. Interest on the Notes is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998.

Commodity price hedges

     We follow a hedging strategy designed to protect against the possibility of severe price declines due to market volatility. We may also make hedging decisions to assure a payout of a specific acquisition or development project.

     For 2001, we have hedged 18,000 MMBtu per day of natural gas for the entire year. The hedge is a swap, based on the NYMEX closing prices when the swap was put in place in November 2000. The swap prices range from a high of $6.415 per MMBtu in January to a low of $4.485 per MMBtu in October and average $4.914 per MMBtu for the year. The corresponding settlement prices are based on the last three trading days on the NYMEX for the month to which the swap prices relate. If the swap prices are higher than the settlement prices, the counterparty will pay us the price difference for the total MMBtu hedged for that month. If the swap prices are less than the settlement prices, we will pay the counterparty the price difference for the total MMBtu hedged for that month.

     We have also purchased an option to put oil to a purchaser at an agreed upon price. The put option is for 1,000 barrels of oil per day from January 1 through September 30 at a NYMEX price of $25.00 per barrel. The cost of the put option was $1.00 per barrel, or $365,000.

     At March 31, 2001 the fair value of these hedges was a loss of $3.1 million, pre-tax.

     The fair value of commodity hedging instruments is the estimated amount that we would receive or pay to settle the applicable commodity hedging instrument at the reporting date, taking into account the difference between NYMEX prices or index prices at year-end and the contract price of the commodity hedging instrument. On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. See Note 9 to the Company's Condensed Financial Statements for a discussion of activities involving derivative financial instruments during the first quarter of 2001.

     We produce and sell natural gas, oil and natural gas liquids. As a result, our financial results are significantly affected by changes in these commodity prices. We use derivative financial instruments to attempt to hedge our exposure to changes in the market price of natural gas and oil. While commodity financial instruments are intended to reduce exposure to declines in these market prices, the commodity financial instruments may also limit gains from increases in the market price of natural gas and oil.

Capital expenditures

     Capital expenditures totaled $10.9 million for the first three months of 2001, representing a 36% increase over the $8.0 million of capital expenditures incurred in the comparable period of 2000. The capital expenditures incurred in 2001 were primarily in two fields that we operate.

     In late June 2000, we began a new development program in the East Breaks 109 and 110 Fields, with the aid of 3-D seismic, which we purchased in late 1998. These Fields are in approximately 700 feet of water in the Gulf of Mexico. We own a 100% working interest in these Fields and are the operator. During the first quarter of 2001 we spent $9.6 in continuing the drilling program in these Fields, $3.8 million of which related to the #A-4 well, an exploratory well that was not completed and accounted for as exploratory dry hole expense. The remaining capital was primarily incurred in spudding the #A-13 well which is currently drilling and the completion of the #A-7 well which was completed and began production in late January 2001.

     During the first quarter of 2001 we spent $0.6 million for continued development and exploitation of the West Delta Fields, located offshore Louisiana, in Plaquemines Parish. We operate the West Delta Fields and generally own a 100% working interest in the wells. These capital expenditures were incurred in completing two new wells in Block 54 in addition to spudding the recompletion of a currently shut-in well to new zones. During the second quarter of 2001, we purchased an adjacent block, West Delta 52 for $4 million, before adjustment, which will provide additional capital projects for the remainder of 2001.

     The remaining capital expenditures were incurred on several properties in which we own smaller interests.

Results of Operations

For the three months ended March 31, 2001 and 2000:

     One of the most significant factors affecting our business is the market price of oil and natural gas that we produce and sell. In late 1997 and continuing through early 1999, both oil and natural gas prices were lower than they had been in the proceeding years. A turnaround was seen in 1999 and through the first quarter of 2001 where we benefited from a steady increase in realized prices. The average realized price, net of hedges, has increased 147% for natural gas and 2% for oil from the first quarter of 2000 to the first quarter of 2001.

Revenues

     Oil and natural gas sales totaled $26.3 million during the first quarter of 2001, an increase of $10.7 million, or 69% when compared to the first quarter of 2000. While both oil and natural gas production decreased during the first quarter of 2001, improved market prices have offset lower production.

Production and Prices:


                                                                                  % Increase
                                                2001              2000             (Decrease)
                                                ----              ----             ----------


      Natural gas production (MMcf)            3,065             3,122                 (2%)
      Average price per Mcf
       excluding hedging                     $  7.19           $  2.67                169%
      Average price per Mcf
       including hedging                     $  6.49           $  2.63                147%

      Oil Production (MBbl)                      226               266                (15%)
      Average price per Bbl
       excluding hedging                     $ 28.45           $ 28.16                  1%
      Average price per Bbl
       including hedging                     $ 28.45           $ 27.87                  2%

     Both oil and natural gas production decreased slightly when comparing the first quarter of 2001 to the comparable period of 2000.

     Natural gas production decreases from the Umbrella Point Field (470 MMcf), High Island 309 and 310 Fields (456 MMcf ) and the East Breaks 160 and 161 Fields (251 MMcf) were due primarily to natural declines in the respective production from those fields. Those declines were somewhat offset by increases in the East Breaks 109 and 110 Fields (631 MMcf) and the West Delta Fields (518
MMcf), the primary focus of our current capital expenditure program. Likewise, oil production has decreased from the East Breaks 165 Field (51 Mbbl) and East Breaks 160 and 161 Fields (14 Mbbl) due to lower capital expenditures in those fields. The bulk of the capital expenditures in 2001 are for projects that should produce natural gas, rather than oil.

Cost and Expenses

     Lease operating expenses increased $1.1 million, to $5.3 million, during the first quarter of 2001 compared to $4.2 million in 2000. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased to $1.20 in 2001 from $0.89 in 2000. Part of the capital spending in 2001 includes a number of workover and repair expenditures included in lease operating expenses and totaled approximately $1.2 million during the first quarter of 2001. This compares to $0.8 million of similar expenditures during the first quarter of 2000. These projects include production equipment repairs and workover or cleanout of productive zones in well bores. Excluding these amounts, lease operating expenses per Mcfe were $0.92 and $0.72 for the first quarter of 2001 and 2000, respectively.

     Depletion, depreciation and amortization ("DD&A") increased 23.1 %, or $1.3 million primarily due to a 31% increase in DD&A per unit of production, which was offset slightly by a 6% decrease in total production. The higher cost per unit relates primarily due to an increase in the cost per Mcfe of production from the East Breaks 109 and 110 Fields along with increased production from those Fields.

     Production and ad valorem taxes increased $0.2 million, or 86%, during the first three months of 2001 primarily due to our production mix during 2001. Production from properties onshore, or in state waters, which are subject to severance taxes became a higher percentage of total production as production from offshore properties, as a percentage of the total, decreased.

     Exploratory dry hole expense increased $3.5 million primarily due to the unsuccessful #A-4 well drilled during the first quarter of 2001 in the East Breaks 109 and 110 Fields.

     Interest expense decreased $0.3 million due to lower borrowing levels during 2001 in addition to lower interest rates for the Credit Facility, which is based on the prime rate.

     Other income increased $0.4 million and is made up of the adoption of SFAS No. 133, including a gain on the ineffective portion of a natural gas swap and the mark-to-market of an option to put oil to a purchaser.

Income Tax Expense

     As oil and natural gas prices increased during 2000, we were able to project future net income sufficient to utilize our net operating loss carry-forwards. As such, during the second quarter of 2000 we recorded an income tax benefit of $29 million by reversing a valuation allowance recorded against these assets. From that point forward, income tax expense has been recognized, at the effective rate, as a percentage of pre-tax income.

     The reduction of the valuation allowance during the second quarter of 2000 was based on the determination that it was more likely than not that the deferred tax assets would be realized. This determination was based on our current projections of future taxable income. This analysis also included current estimates for future oil and natural gas prices in addition to recent reserve additions. Our current projections of future taxable income are sufficient to utilize our deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed.

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

     For fiscal 2001, the Board of Directors has approved a $37.1 million capital budget. This budget includes approximately $21.5 million of exploratory projects, the majority of which will be spent at our East Breaks 109 and 110 Fields. While this level of exploratory spending is higher than in previous years, based on current seismic and drilling technology, we feel that these projects are also lower risk than the exploratory projects we have historically participated in.

Other Contingencies

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

PART I
Item 3a.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Commodity price hedges

     We follow a hedging strategy designed to protect against the possibility of severe price declines due to market volatility. We may also make hedging decisions to assure a payout of a specific acquisition or development project.

     For 2001, we have hedged 18,000 MMBtu per day of natural gas for the entire year. The hedge is a swap, based on the NYMEX closing prices when the swap was put in place in November 2000. The swap prices range from a high of $6.415 per

MMBtu in January to a low of $4.485 per MMBtu in October and average $4.914 per MMBtu for the year. The corresponding settlement prices are based on the last three trading days on the NYMEX for the month to which the swap prices relate. If the swap prices are higher than the settlement prices, the counterparty will pay us the price difference for the total MMBtu hedged for that month. If the swap prices are less than the settlement prices, we will pay the counterparty the price difference for the total MMBtu hedged for that month.

     We have also purchased an option to put oil to a purchaser at an agreed upon price. The put option is for 1,000 barrels of oil per day from January 1 through September 30 at a NYMEX price of $25.00 per barrel. The cost of the put option was $1.00 per barrel, or $365,000.

     At March 31, 2001 the fair value of these hedges was a loss of $3.1 million, pre-tax.

     The fair value of our commodity hedging instruments is the estimated amount that we would receive or pay to settle the applicable commodity hedging instrument at the reporting date, taking into account the difference between NYMEX prices or index prices at year-end and the contract price of the commodity hedging instrument.

PART II
Item 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PANACO, Inc.

Date:     May 14, 2001                  /s/ Todd R. Bart
     ---------------------              -------------------------------------
                                        Todd R. Bart, Chief Financial Officer