Form 10-Q
period 2001-06-30
PANACO INC
filed 2001-08-14
CIK 882074

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

            For the quarterly period ended June 30, 2001


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


     24,359,695 shares of the registrant's $.01 par value Common Stock were outstanding on June 30, 2001.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    Item 1.
                             FINANCIAL INFORMATION

                                PANACO, Inc.
                            Condensed Balance Sheets


                                     ASSETS


                                                            As of                As of
                                                        June 30, 2001      December 31, 2000
                                                      ----------------    ------------------
                                                         (Unaudited)

 CURRENT ASSETS
   Cash                                              $    1,458,000       $     2,878,000
   Accounts receivable, net of an allowance of
      $303,000 and $554,000, respectively                15,465,000            17,680,000
   Accounts receivable-related party                              -               300,000
   Prepaid and other                                      1,938,000               907,000
                                                     --------------       ---------------
      Total current assets                               18,861,000            21,765,000
                                                     --------------       ---------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
   Oil and gas properties, proved                       272,608,000           289,892,000
   Less proved property accumulated depletion,
      depreciation and amortization                    (166,137,000)         (193,135,000)
   Net unproved oil and gas properties                    1,905,000             2,888,000
                                                     --------------       ---------------
      Net oil and gas properties                        108,376,000            99,645,000
                                                     --------------       ---------------

 PIPELINES AND EQUIPMENT
   Pipelines and equipment                               26,523,000            26,409,000
   Less accumulated depreciation                         (9,588,000)           (8,256,000)
                                                     --------------       ---------------
      Net pipelines and equipment                        16,935,000            18,153,000
                                                     --------------       ---------------

 OTHER ASSETS
   Restricted deposits                                    9,926,000             8,625,000
   Deferred debt costs, net                               2,199,000             3,128,000
   Deferred income taxes                                 22,230,000            22,763,000
                                                     --------------       ---------------
      Total other assets                                 34,355,000            34,516,000
                                                     --------------       ---------------


 TOTAL ASSETS                                        $  178,527,000       $   174,079,000
                                                     ==============       ===============


                                                                           (continued)


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                            Condensed Balance Sheets


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            As of                As of
                                                        June 30, 2001      December 31, 2000
                                                       ---------------    ------------------
                                                         (Unaudited)

 CURRENT LIABILITIES
   Accounts payable and accrued liabilities           $  36,309,000          $  31,963,000
   Interest payable                                       2,809,000              2,917,000
   Gas imbalance payable                                  1,007,000              2,860,000
   Restricted cash payable                                        -                629,000
   Deferred income taxes                                  1,127,000                      -
                                                      -------------          -------------
      Total current liabilities                          41,252,000             38,369,000
                                                      -------------          -------------

 DEFERRED CREDITS                                         1,683,000              1,609,000

 LONG-TERM DEBT                                         120,352,000            121,693,000

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Preferred Shares, $.01 par value,
      5,000,000 shares authorized; no
      shares issued and outstanding                               -                      -
   Common Shares, $.01 par value,
      100,000,000 shares authorized;
      24,359,695 and 24,323,521 shares
      issued and outstanding, respectively                  247,000                246,000
   Additional paid-in capital                            69,089,000             68,977,000
   Accumulated deficit                                  (55,941,000)           (56,815,000)
   Accumulated other comprehensive income                 1,845,000                      -
                                                      -------------          -------------
      Total stockholders' equity                         15,240,000             12,408,000
                                                      -------------          -------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 178,527,000          $ 174,079,000
                                                      =============          =============


          The accompanying notes are integral part of this statement.

                                  PANACO, Inc.
                            Statements of Operations
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                           2001                     2000
                                                        ----------               ----------

 REVENUES
   Oil and natural gas sales                           $ 46,373,000             $ 36,900,000
   Gain on property sales                                 3,967,000                        -
   Lawsuit recovery                                               -                  990,000
                                                       ------------             ------------
     Total                                               50,340,000               37,890,000

 COSTS AND EXPENSES
   Lease operating expense                               12,914,000               10,076,000
   Depletion, depreciation & amortization                15,341,000               12,457,000
   General and administrative expense                     2,436,000                2,300,000
   Production and ad valorem taxes                          890,000                  965,000
   Exploratory dry hole expense                           4,590,000                  447,000
   Geological and geophysical expense                       599,000                  852,000
   Impairment of oil and gas properties                   6,542,000                        -
                                                      -------------             ------------
     Total                                               43,312,000               27,097,000
                                                      -------------             ------------

 OPERATING INCOME                                         7,028,000               10,793,000

 OTHER INCOME (EXPENSE)
   Interest income                                          301,000                   74,000
   Interest expense                                      (6,459,000)              (7,836,000)
   Other income                                             656,000                        -
                                                      -------------             ------------
     Total                                               (5,502,000)              (7,762,000)
                                                      -------------             ------------

 INCOME BEFORE INCOME TAXES                               1,526,000                3,031,000

 INCOME TAX EXPENSE (BENEFIT)                               652,000              (27,824,000)
                                                      -------------             ------------

 NET INCOME                                           $     874,000             $ 30,855,000
                                                      =============             ============

 BASIC AND DILUTED NET INCOME PER SHARE               $        0.04             $       1.28
                                                      =============             ============

 Basic Shares Outstanding                                24,339,709               24,199,461
                                                      =============             ============
 Diluted Shares Outstanding                              24,617,330               24,199,461
                                                      =============             ============



          The accompanying notes are integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statements of Operations
                       For the Three Months Ended June 30,
                                   (Unaudited)


                                                             2001                    2000
                                                          ---------               ---------

 REVENUES
   Oil and natural gas sales                           $ 20,057,000             $ 21,280,000
   Gain on property sales                                 3,967,000                        -
   Lawsuit recovery                                               -                  990,000
                                                       ------------             ------------
                                                         24,024,000               22,270,000

 COSTS AND EXPENSES
   Lease operating expense                                7,609,000                5,885,000
   Depletion, depreciation & amortization                 8,310,000                6,746,000
   General and administrative expense                     1,365,000                1,316,000
   Production and ad valorem taxes                          408,000                  706,000
   Exploratory dry hole expense                             733,000                  127,000
   Geological and geophysical expense                       302,000                  551,000
   Impairment of oil and gas properties                   6,542,000                        -
                                                       ------------             ------------
      Total                                              25,269,000               15,331,000
                                                       ------------             ------------

 OPERATING INCOME (LOSS)                                 (1,245,000)               6,939,000

 OTHER INCOME (EXPENSE)
   Interest income                                           76,000                   21,000
   Interest expense                                      (3,115,000)              (4,182,000)
   Other income                                             277,000                        -
                                                       ------------             ------------
      Total                                              (2,762,000)              (4,161,000)
                                                       ------------             ------------

 INCOME (LOSS) BEFORE INCOME TAXES                       (4,007,000)               2,778,000

 INCOME TAX EXPENSE (BENEFIT)                            (1,515,000)             (27,861,000)
                                                       ------------             ------------

 NET INCOME (LOSS)                                     $ (2,492,000)            $ 30,639,000
                                                       ============             ============

 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE         $      (0.10)            $       1.26
                                                       ============             ============

 Basic Shares Outstanding                                24,355,720               24,323,521
                                                       ============             ============
 Diluted Shares Outstanding                              24,355,720               24,323,521
                                                       ============             ============



          The accompanying notes are integral part of this statement.

                                   PANACO, Inc.
                             Statement of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)


                                                                              2001                2000
                                                                            --------            --------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $   874,000       $  30,855,000
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Deferred income taxes                                                  533,000         (27,824,000)
      Depletion, depreciation and amortization                            15,341,000          12,457,000
      Impairment of oil and gas properties                                 6,542,000                   -
      Exploratory dry hole expense                                         4,590,000             447,000
      Gain on property sales                                              (3,967,000)                  -
      Plug and abandoning of wells and platforms                          (3,676,000)                  -
      Changes in assets and liabilities:
         Accounts receivable                                               6,018,000          (6,932,000)
         Accounts payable                                                  5,184,000           1,161,000
         Gas imbalance payable                                              (490,000)            681,000
         Deferred credits                                                     74,000             625,000
         Interest payable                                                   (108,000)             56,000
         Accounts receivable-related party                                   300,000                   -
         Changes relating to derivative instruments                         (863,000)                  -
         Prepaid and other                                                (1,547,000)           (570,000)
                                                                       -------------       -------------
                   Net cash provided by operating activities              28,805,000          10,956,000
                                                                       -------------       -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the sale of oil and gas properties                     2,843,000                   -
      Capital expenditures and acquisitions                              (30,357,000)        (12,520,000)
      Increase in restricted deposits                                     (1,301,000)         (1,500,000)
                                                                       -------------       -------------
                   Net cash used in investing activities                 (28,815,000)        (14,020,000)
                                                                       -------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Long-term debt borrowings                                           10,000,000          10,349,000
      Repayment of long-term debt                                        (11,341,000)        (11,000,000)
      Additional deferred financing costs                                    (70,000)           (354,000)
                                                                       -------------       -------------
                   Net cash used in financing activities                  (1,411,000)         (1,005,000)
                                                                       -------------       -------------

 NET DECREASE IN CASH                                                     (1,420,000)         (4,069,000)

 CASH AT BEGINNING OF YEAR                                                 2,878,000           5,575,000
                                                                       -------------       -------------

 CASH AT JUNE 30                                                       $   1,458,000       $   1,506,000
                                                                       =============       =============

          The accompanying notes are integral part of this statement.

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the periods ended June 30, 2001 and 2000. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

     The Company has restated its financial results for the first three quarters of 2000. The adjustments reflect an increase in the Company's gas imbalance payable and associated reduction of revenues in the quarters to which the imbalance relates. The changes reflect adjustments to natural gas production and revenues, depletion, income before income taxes and net income. The adjustments to the first quarter of 2000 revenues, depletion, depreciation and amortization and net income were $63,000, $(35,000) and $98,000, respectively. The adjustments to the second quarter of 2000 revenues, depletion, depreciation and amortization and net income were $(744,000), $(60,000) and $(425,000), respectively.

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

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company recognized an asset impairment during the second quarter of 2001 totaling $6.5 million, relating to both proved and unproved properties. Based on the decision by the Company to discontinue development of potential reserves, discovered in 1998, the Company recorded an impairment of $1.1 million for the capital incurred in discovering those reserves. In addition, in connection with the Company's regular review of the recoverability of its proved reserves' carrying values, an impairment was recorded based on reserve and price reductions for three properties which the Company considers non-core. The proved property impairment totaled $5.4 million and was also recognized during the second quarter of 2001.

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

     During the second  quarter of 2001,  the Company  sold its  interest in the
High Island 309 and 310 Fields to the operator of the property. The consideration received by the Company included cash, before adjustment, of $3.8 million and the forgiveness of a $1.4 million gas imbalance payable by the Company. The sale closed on June 29, 2001 and the proceeds from the buyer were adjusted to the effective date of the sale, January 1, 2001, and reduced by amounts owed by the Company to the buyer. Both the Company and the buyer also agreed to dismiss lawsuits filed by each party against the other as part of the purchase and sale agreement. The sale resulted in a gain of $4.0 million during the second quarter of 2001.

Note 3 - CASH FLOW INFORMATION

     Cash payments for interest totaled $6.6 million and $7.9 million during the first six months of 2001 and 2000, respectively. The Company did not make any cash payments for income taxes during the first six months of 2001 or 2000.

Note 4 - EARNINGS PER SHARE CALCULATIONS

     Basic earnings per share for the first six months of each year were based on the year-to-date weighted average share outstanding of 24,339,709 in 2001 and 24,199,461 for 2000. The diluted earnings per share amounts are based on weighted average share outstanding plus in the money common stock equivalents, which consists of stock options outstanding and totaled 277,621 in 2001 and 0 in 2000. The Company had stock options outstanding during the first six months of 2000, which were out of the money during all of 2000 and expired in June 2000.

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

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     In the West Delta Fields and the East Breaks 109 and 110 Fields, the Company established an escrow for both Fields in favor of the surety bond underwriter, who provides a surety bond to the former owners of the West Delta Fields and to the MMS. The balance in this escrow account was $4.8 million at June 30, 2001 and requires quarterly deposits of $375,000 until June 2003, decreasing to $125,000 until the account balance reaches $7.8 million.

     In the East Breaks 165 and 209 Fields the Company established an escrow account in favor of the surety bond underwriter, who provides surety bonds to both the MMS and the former owner of the Fields. The balance in this escrow account was $4.4 million at June 30, 2001 and requires quarterly deposits of $250,000 until the account balance reaches $6.5 million.

     The Company has also established an escrow account in favor of BP under which the Company will deposit 10% of the net cash flows from the properties, as defined in the agreement, from the properties acquired from BP. This escrow account balance was $0.7 million at June 30, 2001.

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

     Pursuant to another purchase and sale agreement, the Company may owe indemnity to Shell and Exxon, from whom the property was acquired prior to selling same to NEG. The Company believes that it has insurance coverage for the claims asserted in the petition, and has notified all insurance carriers that might provide coverage under its policies. In 1999 NEG filed chapter 11 bankruptcy and emerged in late 2000. Some discovery has occurred in the case, but is not yet complete. Therefore, at this point it is not possible to evaluate the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.

     The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

Note 7 - LONG-TERM DEBT

     In October 1999 the Company put in place a new Credit Facility. The loan is a reducing revolver, which provides the Company with up to $60 million, depending on the borrowing base. The Company's borrowing base at June 30, 2001 was $60 million, with availability of $32.5 million, of which, $1.8 million was reserved by a letter of credit. The principal amount of the loan is due October 1, 2001, and may be extended for two additional six-month periods, at the sole option of the Company. The Company is evaluating its alternatives regarding this facility, including extension of this facility or replacing it with a bank facility.

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Note 8 - INCOME TAXES

     During the second quarter of 2000, the Company determined that it was more likely than not that its deferred tax assets would be realized. This determination was based on several factors, including current projections of future taxable income. This analysis also included current estimates for future oil and natural gas prices in addition to recent reserve additions. Projections of future taxable income were sufficient to utilize all of the deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed. The Company performs a review of the deferred tax asset including the associated utilization estimates for the asset. The factors considered in the review include historical utilization, tax planning strategies that may improve the utilization and market conditions at the time of review. While utilization estimates are important, they are not the sole factor. The Company is evaluating several tax planning strategies that would potentially provide utilization of its deferred tax assets including the sale of properties, which would result in potentially significant gains.

     These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While the Company believes that the assumptions used in these projections are reasonable, unfavorable events, including a decrease in commodity prices, could result in a reduction in some or all of the deferred tax assets in a future period.

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

     The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in Accumulated Other Comprehensive Income/Loss related to cash flow hedges that become ineffective remain unchanged until the related production is delivered. If the Company determines that it is probable that a

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

hedged forecast transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

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

     The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. At June 30, 2001, the Company had two derivative instruments: an option to put oil to a purchaser and a natural gas swap. For 2001, the Company has entered into an option to put 1,000 barrels of oil per day at $25.00 per barrel to a purchaser through September 30, 2001 for a total of 273,000 barrels. In addition, the Company had entered into a natural gas price swap covering 6.6 Bcf of production for 2001 at an average price of $4.91 per MMBtu. For the period of July 1 through December 31, 2001 the Company's average price for its natural gas swap is $4.54 per MMBtu.

     The Company recognized a $0.3 million increase in earnings, pre-tax, for the cumulative effect of adopting SFAS 133 on January 1, 2001 and on June 30, 2001 the Company recognized a $0.3 million decrease in earnings, pre-tax, related to the decrease in the value of the put option.

     For the Company's natural gas swap, on January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an after-tax loss of $6.1 million in Other Comprehensive Income/Loss representing the cumulative effect of an accounting change to recognize the fair value of the natural gas swap. The Company also recorded cash flow hedge derivative liabilities of $9.9 million in accounts payable and accrued liabilities. During the first six months of 2001, the Company realized after tax losses of $1.5 million on hedging activity incurred in the first six months 2001, which were transferred from Other Comprehensive Income/Loss to natural gas revenues for the production months the hedge related. The Company also recognized Other Income of $0.5 million, after tax, for the ineffective portion of the natural gas swap. At June 30, 2001 $1.8 million, net of tax, of deferred net gains on derivative instruments recorded in Other Comprehensive Income/Loss are expected to be reclassified to earnings during the next twelve months.

     All hedge transactions are subject to the Company's risk management policy and are approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Note 10 - COMPREHENSIVE INCOME

     Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Accumulated Other Comprehensive Loss. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. On January 1, 2001, upon adoption of

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

SFAS 133, the Company recorded an after-tax charge to Accumulated Other Comprehensive Loss of $6.1 million for the fair value of the Company's cash flow hedges. The following table illustrates the calculation of comprehensive income for the six months ended June 30, 2001:



    Accumulated Other Comprehensive Income, December 31, 2000                             $         --

    Net Income                                                                                 874,000

    Accumulated Other Comprehensive Income (net of tax)
          Cumulative effect of change in accounting principle - January 1, 2001             (6,134,000)
          Changes in fair value of outstanding hedging positions                             7,017,000
          Financial derivative settlements transferred from
                  Accumulated Other Comprehensive Income                                       962,000
                                                                                          ------------

    Accumulated Other Comprehensive Income                                                   1,845,000
                                                                                          ------------

    Comprehensive Income                                                                  $  2,719,000
                                                                                          ============


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

Liquidity and Capital Resources

     In implementing our business strategy of increasing our reserve base, increasing cash flows from operations and to reduce debt, we reinvest cash flows from operations as capital expenditures or to reduce debt. During the first six months of 2001, net cash provided by operating activities totaled $28.8 million, which, along with cash on hand, was used to fund capital expenditures, net of property sales, of $26.1 million, for required restricted deposit increases of $1.3 million and to reduce debt by $1.4 million. Net capital expenditures of $26.1 million for the first six months of 2001 represents a 109% increase over capital expenditures totaling $12.5 million for the comparable period of 2000. For the year 2001, our Board of Directors has approved a $45 million capital budget. We believe that cash flows from operations and availability under our Credit Facility will fund this level of capital expenditures.

     In an attempt to reduce interest costs, we keep as little cash on hand as possible and apply available cash to our Credit Facility balance. The timing of receipt of monies due us and the payment of amounts due others also affects our working capital. These two factors cause us to typically have a working capital deficit. On June 30, 2001 this working capital deficit totaled $22.4 million. We believe that cash flows from operations and borrowing availability under our Credit Facility will be sufficient to fund this working capital deficit in addition to ongoing operations and capital expenditures.

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

     In October 1999 we put in place a new Credit Facility, with Foothill Capital Corp. as the Agent, and includes Foothill Partners, L.P. and Ableco Finance, a subsidiary of Cereberus Capital Management, L.P. This Credit Facility is a $60 million line, with a term of two years, and extendable for an additional year at our option. Borrowings under this Facility bear interest at rates ranging from prime plus .5% up to prime plus 3.0% depending on the amount borrowed. On June 30, 2001, $18.1 was outstanding under the Credit Facility, a decrease of $1.3 million during the first six months of 2001. We are evaluating the alternatives available regarding the Credit Facility, including extension of this facility or replacing it with a bank facility.

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

     Under the terms of this Credit Facility, we must maintain a ratio of trailing twelve-month EBITDA to net interest expense of not less than 1.5 to 1.0 throughout the term of the Facility. We must also maintain a working capital ratio, as defined in the agreement, of not less than .25 to 1.0. Also, the Credit Facility contains certain limitations on mergers, additional indebtedness and pledging or selling assets, paying dividends or repurchasing the Company's stock. We were in compliance with all covenants on June 30, 2001 and anticipate compliance throughout the term of the loan.

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

     At June 30, 2001 the fair value of these hedges was a gain of $3.8 million, pre-tax.

     The fair value of commodity hedging instruments is the estimated amount that we would receive or pay to settle the applicable commodity hedging instrument at the reporting date, taking into account the difference between NYMEX prices or index prices at year-end and the contract price of the commodity hedging instrument. On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. See Note 9 to the Company's Condensed Financial Statements for a discussion of activities involving derivative financial instruments during the first six months of 2001.

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

Capital expenditures

     Net capital expenditures totaled $26.1 million for the first six months of 2001, representing a 109% increase over the $12.5 million of capital expenditures incurred in the comparable period of 2000. The capital expenditures incurred in 2001 were concentrated primarily in four fields in the Gulf of Mexico, as follows.

     In late June 2000, we began a development program in the East Breaks 109 and 110 Fields, with the aid of 3-D seismic, which we purchased in late 1998. These Fields are in approximately 700 feet of water in the Gulf of Mexico. We own a 100% working interest in these Fields and are the operator. During the first six months of 2001 we spent $15.3 million in continuing the drilling program in these Fields, $3.8 million of which related to the #A-4 well, an exploratory well that was not completed and accounted for as exploratory dry hole expense. The remaining capital was primarily incurred on the #A-13 well which was completed and began production during the second quarter, in addition to the #A-7 well, which was completed and began production in late January 2001.

     On April 13, 2001 PANACO acquired 100% of West Delta Block 52 for $4 million, before purchase price adjustments to the effective date of the acquisition, January 1, 2001. The acquisition included approximately 1.1 million barrels of proved reserves and is contiguous to our existing West Delta Fields. During the second quarter we spent $3.3 million in capital expenditures, in addition to the acquisition cost, primarily for the completion of previously shut-in wells to new gas zones.

     PANACO also incurred capital expenditures totaling $5.0 million in the East Breaks 205 and 161 Fields during the second quarter of 2001. We own a 25% working interest in the first well, the East Breaks 205 #1 well, which was drilled and completed during the second quarter. The #1 well, which is operated by Unocal, was successful and is expected to begin production during the fourth quarter of 2001. The Block 161 #2 well was spudded during the second quarter and completed during the third quarter of 2001. This well was also successful and is expected to begin production during the fourth quarter of 2001. PANACO also owns a 25% working interest in the Block 161 #2 well.

     During the first six months of 2001 we spent $1.5 million for continued development and exploitation of the West Delta Fields, located offshore Louisiana, in Plaquemines Parish. We operate the West Delta Fields and generally own a 100% working interest in the wells. These capital expenditures were incurred in completing two new wells in Block 54 in addition to spudding the recompletion of a currently shut-in well to new zones.

     The remaining capital expenditures were incurred primarily on several properties in which we own smaller interests.

Results of Operations

For the six months ended June 30, 2001 and 2000:

     One of the most significant factors affecting our business is the market price of oil and natural gas that we produce and sell. In late 1997 and continuing through early 1999, both oil and natural gas prices were lower than they had been in the proceeding years. A turnaround was seen in 1999 and through the first quarter of 2001 where we benefited from a steady increase in realized prices for both oil and natural gas. Since March 2001, natural gas prices have decreased from their highs in January 2001.

Revenues

     Oil and natural gas sales totaled $46.4 million during the first six months of 2001, an increase of $9.5 million, or 26% when compared to the first six months of 2000. While both oil and natural gas production decreased in 2001, improved natural gas prices have offset lower oil prices and lower production.


Production and Prices:
                                                                                      % Increase
                                                 2001               2000              (Decrease)
                                                 ----               ----              ----------


      Natural gas production (MMcf)              6,019              6,664                (10%)
      Average price per Mcf
       excluding hedging                       $  6.05            $  3.26                 86%
      Average price per Mcf
       including hedging                       $  5.65            $  3.23                 75%

      Oil Production (MBbl)                        449                541                (17%)
      Average price per Bbl
       excluding hedging                       $ 27.56            $ 28.92                 (5%)
      Average price per Bbl
       including hedging                       $ 27.56            $ 28.42                 (3%)


     Both oil and natural gas production decreased when comparing the first six months of 2001 to the comparable period of 2000.

     The most significant decreases in natural gas production were in the Umbrella Point Field (1,139 MMcf), High Island 309 and 310 Fields (566 MMcf) and the East Breaks 160 and 161 Fields (583 MMcf), which were due primarily to natural declines in the production from those fields. Those declines were somewhat offset by increases in the East Breaks 109 and 110 Fields (1,343 MMcf) and the West Delta Fields (745 MMcf), the primary focus of our current capital expenditure program. Likewise, oil production has decreased from the East Breaks 165 Field (92 Mbbl) and East Breaks 160 and 161 Fields (32 Mbbl) due to lower capital expenditures in those fields and the rapid production declines from the wells in those fields, which are inherent in the areas that we operate. The bulk of the capital expenditures in 2001 are for projects that should produce natural gas, rather than oil.

     We also recognized a gain of $4.0 million on the sale of an oil and natural gas property during the second quarter of 2001. We sold PANACO's entire interest in High Island Blocks 309 and 310 to the operator of the fields for cash, the assumption of a gas imbalance liability and the dismissal of a lawsuit the operator had filed against us for non-payment of invoices. The property sale was completed on June 29, 2001.

Cost and Expenses

     Lease operating expenses increased $2.8 million, to $12.9 million, during the first six months of 2001 compared to $10.1 million in 2000. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased to $1.48 in 2001 from $1.02 in 2000. During 2001, we have spent a large amount of capital for repairs and maintenance of PANACO's offshore platforms, a large portion of which has been required by the regulatory agencies in the Gulf of Mexico. We expect this program to continue throughout 2001, specifically in the East Breaks area of the Gulf of Mexico, where we own 3 platforms. Total repair and workover expenses for the first six months of 2001 was $5.1 million, compared to $2.4 million during 2000. These projects include production equipment repairs and workover or cleanout of productive zones in well bores. Excluding these amounts, lease operating expenses per Mcfe were $0.90 and $0.77 for the first six months of 2001 and 2000, respectively.

     Depletion, depreciation and amortization ("DD&A") increased 23%, or $2.9 million primarily due to a 37% increase in DD&A per unit of production, which was offset slightly by a 12% decrease in total production. The higher cost per unit relates primarily due to an increase in the cost per Mcfe of production from the East Breaks 109 and 110 Fields along with increased production from those Fields.

     Exploratory dry hole expense increased $4.1 million primarily due to the unsuccessful #A-4 well drilled during the first quarter of 2001 in the East Breaks 109 and 110 Fields.

     Geological and geophysical expense decreased $0.3 million primarily due to 3-D Seismic purchases and land rentals incurred during 2000 that were not included in 2001 spending.

     During the second quarter of 2001, PANACO recognized an impairment for an unproved oil and natural gas property and three proved oil and natural gas properties. The unproved property impairment was based on our decision to not further develop potential reserves based on the significant capital required to develop the field and the low potential to be realized based on numerous evaluations made by PANACO and other partners in the field. Also, due to reductions in future reserve estimates by our third party engineers, and the resulting lower future net cash flows from certain fields, we were required to impair three non-core proved properties.

     Interest expense decreased $1.3 million due to lower weighted average borrowing levels during 2001 in addition to lower interest rate for our Credit Facility, which is based on the prime rate.

     Other income increased $0.7 million and is made up of the adoption of SFAS No. 133, including a gain on the ineffective portion of a natural gas swap and the mark-to-market of an option to put oil to a purchaser.

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

     During the second quarter of 2000, we determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on several factors, including current projections of future taxable income. This analysis also included current estimates for future oil and natural gas prices in addition to recent reserve additions. Projections of future taxable income were sufficient to utilize all of the deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed. We perform a review of the deferred tax asset including the associated utilization estimates for the asset. The factors considered in the review include historical utilization, tax planning strategies that may improve the utilization and market conditions at the time of review. While utilization estimates are important, they are not the sole factor. We are evaluating several tax planning strategies that would potentially provide utilization of the deferred tax assets including the sale of properties, which would result in potentially significant gains.

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

Net Income

     Although total revenues increased 33%, to $50.3 million, a property impairment of $6.5 million recognized during the second quarter of 2001 and an income tax benefit of $27.8 million recognized during the second quarter of 2000 were the primary factors in a decrease of $30 million in net income and a $1.24 per share decrease in net income per share.

Results of Operations

For the three months ended June 30, 2001 and 2000:

Revenues

     Oil and natural gas sales totaled $20.1 million during the second quarter of 2001, a decrease of $1.2 million, or 6%, when compared to the second quarter of 2000.



Production and Prices:
                                                                                      % Increase
                                                2001                 2000             (Decrease)
                                                ----                 ----             ----------


      Natural gas production (MMcf)             2,955                3,541               (17%)
      Average price per Mcf
       excluding hedging                      $  4.86             $   3.78                29%
      Average price per Mcf
       including hedging                      $  4.78             $   3.76                27%

      Oil Production (MBbl)                       223                  275               (19%)
      Average price per Bbl
       excluding hedging                      $ 26.65             $  29.65               (10%)
      Average price per Bbl
       including hedging                      $ 26.65             $  28.95                (8%)


     Both oil and natural gas production decreased when comparing the second quarter of 2001 to the comparable period of 2000.

     The most significant decreases in natural gas production were in the Umbrella Point Field (669 MMcf), the East Breaks 165 Field (216 MMcf ) and the East Breaks 160 and 161 Fields (332 MMcf) were due primarily to natural declines in the respective production from those fields. Those declines were somewhat offset by increases in the East Breaks 109 and 110 Fields (711MMcf) and the West Delta Fields (187 MMcf), the primary focus of our current capital expenditure program. Likewise, oil production has decreased from the East Breaks 165 Field (42 Mbbl) and East Breaks 160 and 161 Fields (19 Mbbl) due to lower capital expenditures in those fields and the rapid production declines from the wells in those fields, which are inherent in the areas that we operate. The bulk of the capital expenditures in 2001 are for projects that should produce natural gas, rather than oil.

     We also recognized a gain of $4.0 million on the sale of an oil and natural gas property during the second quarter of 2001. We sold PANACO's entire interest in High Island Blocks 309 and 310 to the operator of the fields for cash, the assumption of a gas imbalance liability and the dismissal of a lawsuit the operator had filed against us for non-payment of invoices. The property sale was completed on June 29, 2001.


Cost and Expenses

     Lease operating expenses increased $1.7 million, to $7.6 million, during the second quarter of 2001 compared to $5.9 million in 2000. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased to $1.77 in 2001 from $1.13 in 2000. During 2001, we have spent a large amount of capital for repairs and maintenance of PANACO's offshore platforms, a large portion of which has been required by the regulatory agencies in the Gulf of Mexico. We expect this program to continue throughout 2001, specifically in the East Breaks area of the Gulf of Mexico, where we own 3 platforms. Repair and workover expenses for the second quarter of 2001 totaled $3.8 million, compared to $1.7 million during 2000. These projects include production equipment repairs and workover or cleanout of productive zones in well bores. Excluding these amounts, lease operating expenses per Mcfe were $0.88 and $0.80 for the second quarter of 2001 and 2000, respectively.

     Depletion, depreciation and amortization ("DD&A") increased 23 %, or $1.6 million primarily due to a 49% increase in DD&A per unit of production, which was offset slightly by a 17% decrease in total production. The higher cost per unit relates primarily due to an increase in the cost per Mcfe of production from the East Breaks 109 and 110 Fields along with increased production from those Fields.

     Exploratory dry hole expense increased $0.6 million due to the bottom zones of the #A-13 well at our East Breaks 110 Field. Although it was successful, the costs associated with the bottom portion of the well were written off as they did not contain hydrocarbons.

     Geological and geophysical expense decreased $0.3 million primarily due to 3-D Seismic purchases and land rentals incurred during 2000 that were not included in 2001 spending.

     During the second quarter of 2001, PANACO recognized an impairment for an unproved oil and natural gas property and three proved oil and natural gas properties. The unproved property impairment was based on our decision to not further develop potential reserves based on the significant capital required to develop the field and the low potential to be realized based on numerous evaluations made by PANACO and other partners in the field. Also, due to reductions in future reserve estimates by our third party engineers, and the resulting lower future net cash flows from certain fields, we were required to impair the book values of three non-core proved properties.

     Interest expense decreased $1.1 million due to lower weighted average borrowing levels during 2001 in addition to lower interest rate for our Credit Facility, which is based on the prime rate.

     Other income increased $0.3 million and is made up of the adoption of SFAS No. 133, including a gain on the ineffective portion of a natural gas swap and the mark-to-market of an option to put oil to a purchaser.

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

     During the second quarter of 2000, we determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on several factors, including current projections of future taxable income. This analysis also included current estimates for future oil and natural gas prices in addition to recent reserve additions. Projections of future taxable income were sufficient to utilize all of the deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed. We perform a review of the deferred tax asset including the associated utilization estimates for the asset. The factors considered in the review include historical utilization, tax planning strategies that may improve the utilization and market conditions at the time of review. While utilization estimates are important, they are not the sole factor. We are evaluating several tax planning strategies that would potentially provide utilization of the deferred tax assets including the sale of properties, which would result in potentially significant gains.

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

Net Income (Loss)

     Although total revenues increased 8%, to $24.0 million, a property impairment of $6.5 million recognized during 2001 and an income tax benefit of $27.9 million recognized during 2000 were the primary factors in a decrease of $33.1 million in net income, to a loss of $2.5 million, and a $1.36 per share decrease in net income per share, to a loss of $0.10 per share.

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

     For fiscal 2001, the Board of Directors has approved a $45 million capital budget. This budget includes approximately $21.5 million of exploratory projects, the majority of which has been spent at the East Breaks 109 and 110 Fields. While this level of exploratory spending is higher than in previous years, based on current seismic and drilling technology, we feel that these projects are also lower risk than the exploratory projects we have historically participated in.

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

     For 2001, we have hedged 18,000 MMBtu per day of natural gas for the entire year. The hedge is a swap, based on the NYMEX closing prices when the swap was put in place in November 2000. The swap prices range from a high of $6.415 per MMBtu in January to a low of $4.485 per MMBtu in October and average $4.914 per MMBtu for the year. The average price of this swap for July 1 through December 31, 2001 is $4.54 per MMBtu. The corresponding settlement prices are based on the last three trading days on the NYMEX for the month to which the swap prices relate. If the swap prices are higher than the settlement prices, the counterparty will pay us the price difference for the total MMBtu hedged for that month. If the swap prices are less than the settlement prices, we will pay the counterparty the price difference for the total MMBtu hedged for that month.

     We have also purchased an option to put oil to a purchaser at an agreed upon price. The put option is for 1,000 barrels of oil per day from January 1 through September 30 at a NYMEX price of $25.00 per barrel. The cost of the put option was $1.00 per barrel, or $365,000.

     At June 30, 2001 the fair value of these hedges was a gain of $3.8 million, pre-tax.

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

PART II                             OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 2001, the Company held its 2001 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of security holders. Such matters were submitted to the security holders through the solicitation of proxies.

         1.       Election of Class III Directors.

     The following persons were elected to serve on the Board of Directors until the 2004 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:


Name                                       For                     Withheld

James B. Kreamer                         21,875,204                 248,753

Robert G. Wonish                         21,774,911                 349,046

George W. Hebard, III                    20,544,721               1,579,236

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



Date:     August 13, 2001               /s/ Todd R. Bart
     ---------------------              -------------------------------------
                                        Todd R. Bart, Chief Financial Officer