Form 10-Q
period 2001-09-30
PANACO INC
filed 2001-11-14
CIK 882074

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

            For the quarterly period ended September 30, 2001


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


     24,359,695 shares of the registrant's $.01 par value Common Stock were outstanding on September 30, 2001.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PANACO, Inc.
                            Condensed Balance Sheets


                                     ASSETS


                                                              As of                     As of
                                                       September 30, 2001         December 31, 2000
                                                       ------------------         -----------------

 CURRENT ASSETS                                             (Unaudited)
   Cash                                                $      9,313,000            $     2,878,000
    Accounts receivable, net of an allowance of
       $303,000 and $554,000, respectively                   13,020,000                 17,680,000
    Accounts receivable-related party                                 -                    300,000
    Prepaid and other                                         1,459,000                    907,000
                                                      -----------------           ----------------
       Total current assets                                  23,792,000                 21,765,000
                                                      -----------------           ----------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
    Oil and gas properties, proved                          279,257,000                289,892,000
    Less proved property accumulated depletion,
       depreciation and amortization                       (174,081,000)              (193,135,000)
    Net unproved oil and gas properties                       1,944,000                  2,888,000
                                                      -----------------           ----------------
       Net oil and gas properties                           107,120,000                 99,645,000
                                                      -----------------           ----------------
 PIPELINES AND EQUIPMENT
    Pipelines and equipment                                  26,535,000                 26,409,000
    Less accumulated depreciation                           (10,252,000)                (8,256,000)
                                                      -----------------           ----------------
       Net pipelines and equipment                           16,283,000                 18,153,000
                                                      -----------------           ----------------
 HER ASSETS
    Restricted deposits                                      10,460,000                  8,625,000
    Deferred debt costs, net                                  1,664,000                  3,128,000
    Deferred income taxes                                             -                 22,763,000
                                                      -----------------           ----------------
       Total other assets                                    12,124,000                 34,516,000
                                                      -----------------           ----------------

 TOTAL ASSETS                                          $    159,319,000            $   174,079,000
                                                      =================           ================

                                                                                     (continued)



         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                            Condensed Balance Sheets


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                               As of                      As of
                                                        September 30, 2001          December 31, 2000
                                                      ---------------------         -----------------
CURRENT LIABILITIES                                          (Unaudited)
    Accounts payable and accrued liabilities             $   33,277,000              $   31,963,000
    Interest payable                                          5,480,000                   2,917,000
    Gas imbalance payable                                       979,000                   2,860,000
    Restricted cash payable                                           -                     629,000
    Deferred income taxes                                             -                           -
                                                         --------------              --------------
      Total current liabilities                              39,736,000                  38,369,000
                                                         --------------              --------------

DEFERRED CREDITS                                              1,646,000                   1,609,000

LONG-TERM DEBT                                              128,345,000                 121,693,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Shares, $.01 par value,
     5,000,000 shares authorized; no
     shares issued and outstanding                                    -                           -
  Common Shares, $.01 par value,
     100,000,000 shares authorized;
     24,359,695 and 24,323,521 shares
     issued and outstanding, respectively                       247,000                     246,000
  Additional paid-in capital                                 69,089,000                  68,977,000
  Accumulated deficit                                       (82,549,000)                (56,815,000)
  Accumulated other comprehensive income                      2,805,000                           -
                                                         --------------              --------------
     Total stockholders' equity (deficit)                   (10,408,000)                 12,408,000
                                                         --------------              --------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  159,319,000              $  174,079,000
                                                         ==============              ==============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                            Statements of Operations
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                              2001                 2000
                                                          -----------           ----------

 REVENUES
   Oil and natural gas sales                             $ 63,058,000          $ 61,811,000
   Gain on property sales                                   3,967,000                     -
   Lawsuit recovery                                                 -               990,000
                                                         ------------          ------------
     Total                                                 67,025,000            62,801,000

 COSTS AND EXPENSES
   Lease operating expense                                 20,454,000            16,359,000
   Depletion, depreciation & amortization                  24,153,000            20,227,000
   General and administrative expense                       3,356,000             3,474,000
   Production and ad valorem taxes                          1,284,000             1,454,000
   Exploratory dry hole expense                             4,590,000               794,000
   Geological and geophysical expense                         785,000             1,171,000
   Severance expense                                                -               746,000
   Impairment of oil and gas properties                     6,874,000                     -
                                                         ------------          ------------
     Total                                                 61,496,000            44,225,000
                                                         ------------          ------------

 OPERATING INCOME                                           5,529,000            18,576,000

 OTHER INCOME (EXPENSE)
   Interest income                                            522,000               113,000
   Interest expense                                        (9,696,000)          (11,689,000)
   Other income                                               798,000                     -
                                                         ------------          ------------
     Total                                                 (8,376,000)          (11,576,000)
                                                         ------------          ------------

 INCOME (LOSS) BEFORE INCOME TAXES                         (2,847,000)            7,000,000

 INCOME TAX EXPENSE (BENEFIT)                              22,887,000           (26,317,000)
                                                         ------------          ------------

 NET INCOME (LOSS)                                       $(25,734,000)         $ 33,317,000
                                                         ============          ============

 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE           $      (1.06)         $       1.37
                                                         ============          ============

 Basic Shares Outstanding                                  24,346,444            24,241,116
                                                         ============          ============
 Diluted Shares Outstanding                                24,346,444            24,241,116
                                                         ============          ============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                      Consolidated Statements of Operations
                    For the Three Months Ended September 30,
                                   (Unaudited)

                                                           2001                     2000
                                                        ----------               ----------
 REVENUES
   Oil and natural gas sales                          $ 16,685,000             $ 24,911,000

 COSTS AND EXPENSES
   Lease operating expense                               7,540,000                6,283,000
   Depletion, depreciation & amortization                8,811,000                7,769,000
   General and administrative expense                      920,000                1,174,000
   Production and ad valorem taxes                         394,000                  489,000
   Exploratory dry hole expense                                  -                  347,000
   Geological and geophysical expense                      186,000                  319,000
   Severance expense                                             -                  746,000
   Impairment of oil and gas properties                    332,000                        -
                                                      ------------             ------------
       Total                                            18,183,000               17,127,000
                                                      ------------             ------------

 OPERATING INCOME (LOSS)                                (1,498,000)               7,784,000

 OTHER INCOME (EXPENSE)
   Interest income                                         220,000                   39,000
   Interest expense                                     (3,237,000)              (3,853,000)
   Other income                                            142,000                        -
                                                      ------------             ------------
       Total                                            (2,875,000)              (3,814,000)
                                                      ------------             -------------

 INCOME (LOSS) BEFORE INCOME TAXES                      (4,373,000)               3,970,000

 INCOME TAX EXPENSE (BENEFIT)                           22,235,000                1,508,000
                                                      ------------             ------------

 NET INCOME (LOSS)                                    $(26,608,000)             $ 2,462,000
                                                      ============             ============

 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE        $      (1.10)                  $ 0.10
                                                      =============            ============

 Basic Shares Outstanding                                24,359,695              24,323,521
                                                      =============            ============
 Diluted Shares Outstanding                              24,359,695              24,323,521
                                                      =============            ============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                             Statement of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                         2001                2000
                                                                      ----------          ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $(25,734,000)       $ 33,317,000
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                            22,763,000         (26,317,000)
     Depletion, depreciation and amortization                         24,152,000          20,227,000
     Impairment of oil and gas properties                              6,874,000                   -
     Exploratory dry hole expense                                      4,590,000             794,000
     Gain on property sales                                           (3,967,000)                  -
     Plug and abandoning of wells and platforms                       (5,203,000)                  -
     Changes in assets and liabilities:
        Accounts receivable                                            8,504,000          (7,546,000)
        Accounts payable                                               2,152,000           8,210,000
        Gas imbalance payable                                           (518,000)          1,581,000
        Deferred credits                                                  37,000           1,697,000
        Interest payable                                               2,563,000           2,570,000
        Accounts receivable-related party                                300,000                   -
        Changes relating to derivative instruments                    (1,071,000)                  -
        Prepaid and other                                             (1,068,000)           (488,000)
                                                                    ------------        ------------
                   Net cash provided by operating activities          34,374,000          34,045,000
                                                                    ------------        ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the sale of oil and gas properties                 2,843,000                   -
      Capital expenditures and acquisitions                          (35,529,000)        (22,009,000)
      Increase in restricted deposits                                 (1,835,000)         (1,518,000)
                                                                    ------------        ------------
                   Net cash used in investing activities             (34,521,000)        (23,527,000)
                                                                    ------------        ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Long-term debt borrowings                                       17,993,000          11,415,000
      Repayment of long-term debt                                    (11,341,000)        (25,000,000)
      Additional deferred financing costs                                (70,000)           (354,000)
                                                                    ------------        ------------
                   Net cash used in financing activities               6,582,000         (13,939,000)
                                                                    ------------        ------------

 NET INCREASE (DECREASE) IN CASH                                       6,435,000          (3,421,000)

 CASH AT BEGINNING OF YEAR                                             2,878,000           5,575,000
                                                                    ------------        ------------

 CASH AT SEPTEMBER 30                                                $ 9,313,000         $ 2,154,000
                                                                    ============        ============


         The accompanying notes are an integral part of this statement.

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the periods ended September 30, 2001 and 2000. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

     The Company restated its financial results for the first three quarters of 2000. The adjustments reflect an increase in the Company's gas imbalance payable and associated reduction of revenues in the quarters to which the imbalance relates. The changes reflect adjustments to natural gas production and revenues, depletion, income before income taxes and net income. The adjustments to the first nine months of 2000 revenues, depletion, depreciation and amortization and net income were $(1,688,000), $(387,000) and $(808,000), respectively. The adjustments to the third quarter of 2000 revenues, depletion, depreciation and amortization and net income were $(1,007,000), $(293,000) and $(444,000), respectively.

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

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company recognized asset impairments during the first nine months of 2001 totaling $6.9 million, relating to both proved and unproved properties. Based on the decision by the Company to discontinue development of proved reserves, discovered in 1998, the Company recorded an impairment of $1.1 million for the capital incurred in initially discovering those reserves. In addition, in connection with the Company's regular review of the recoverability of proved reserves carrying values, an impairment of $5.8 million was recorded based on reserve and price reductions for several properties which the Company considers non-core.

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

Note 3 - CASH FLOW INFORMATION

     Cash payments for interest totaled $7.2 million and $9.3 million for the first nine months of 2001 and 2000, respectively. Cash payments for income taxes totaled $26,000 and $50,000 for the first nine months of 2001 and 2000, respectively.

Note 4 - EARNINGS PER SHARE CALCULATIONS

     Basic and diluted earnings per share for the first nine months of each year were based on the year-to-date weighted average share outstanding of 24,346,444 in 2001 and 24,241,116 for 2000. The Company did have potential common shares outstanding during 2001 in the form of stock options, however, the potential common shares are excluded from the diluted earnings per share calculation because the Company had a net loss for both the nine months and quarter ended September 30, 2001 and the potential common shares would have been anti-dilutive. The Company also had stock options outstanding during 2000, however, these stock options were out of the money during the period prior to their expiration in June 2000.

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

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     In the West Delta Fields and the East Breaks 109 and 110 Fields, the Company established an escrow for both Fields in favor of the surety bond underwriter, who provides a surety bond to the former owners of the West Delta Fields and to the MMS. The balance in this escrow account was $5.2 million at September 30, 2001 and requires quarterly deposits of $375,000 until June 2003, decreasing to $125,000 until the account balance reaches $7.8 million.

     In the East Breaks 165 and 209 Fields the Company established an escrow account in favor of the surety bond underwriter, who provides surety bonds to both the MMS and the former owner of the Fields. The balance in this escrow account was $4.6 million at September 30, 2001 and requires quarterly deposits of $250,000 until the account balance reaches $6.5 million.

     The Company has also established an escrow account in favor of BP under which the Company will deposit 10% of the net cash flows from the properties, as defined in the agreement, from the properties acquired from BP. This escrow account balance was $0.7 million at September 30, 2001.

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

Note 7 - LONG-TERM DEBT

     The Company maintains a Credit Facility that is a reducing, revolving loan and is collateralized by a first mortgage on the Company's properties. The amount available to the Company under the Credit Facility is determined by a borrowing base typically based on the estimated value of the properties under mortgage to the lender, less any amounts borrowed under the Credit Facility. In October 1999 the Company put in place a new, $60 million Credit Facility with Foothill Capital Corp. ("Foothill") as the Agent for the lenders. The Foothill facility had an initial term of two years with two six-month extension options available at the sole option of the Company. The borrowing base under the Foothill facility at the expiration of the initial term was $60 million.

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     In November 2001, the Company amended the Foothill facility to, among other changes, extend the expiration date an additional two years. The new Credit Facility is a $40 million facility with a borrowing base of $40 million. At September 30, 2001, $26.1 million was outstanding under the facility, with availability of $12.7 million, of which $1.3 million was reserved under a letter of credit. The borrowing base is subject to monthly determinations made using internally prepared engineering reports, using a two-year average of NYMEX future commodity prices and are based on our semi-annual third party reserve reports. Indebtedness under this Credit Facility constitutes senior indebtedness with respect to the Senior Notes.

     The amendment also reduced the interest rates, administrative fees and servicing fees charged the Company. Interest on the loan is computed at Wells Fargo's prime rate plus 0.25% to 0.75% or LIBOR plus 2.25% to 2.75%, depending on the percentage of the facility being used and the pricing option is the choice of the Company. The loan agreement contains certain covenants including an EBITDA (as defined in the agreement) to interest expense ratio of at least
2.0 to 1.0 and a working capital ratio (as defined in the agreement) of at least .25 to 1.0. The loan agreement also contains limitations on additional debt, dividends, mergers and sales of assets.

Note 8 - INCOME TAXES

     During the second quarter of 2000, the Company determined that it was more likely than not that its deferred tax assets would be realized. This valuation was based on several factors, including estimates for future oil and natural gas prices. Projections of future taxable income were sufficient to utilize all of the deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed. The Company performs a review of the deferred tax asset including the associated utilization estimates for the asset. The factors considered in the review include historical utilization, tax planning strategies that may improve the utilization and market conditions at the time of review. The Company has and is continuing to evaluate tax planning strategies for utilizing its deferred tax asset including the sale of assets, when appropriate.

     Based on its review during the third quarter of 2001, the Company determined that it was more likely than not that its deferred tax asset would not be utilized and reestablished a valuation allowance against the deferred tax asset. This valuation was due to, among other factors, the significant decrease in oil and natural gas prices and reduced reserve estimates from the second quarter of 2000, losses in the prior years, excluding 2000, and current estimates of results for 2001. These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While the Company believes that the assumptions used in these projections are reasonable, future events, including changes in commodity prices, could result in a reduction in some or all of the deferred tax asset valuation allowance in future periods.

Note 9 - ADOPTION OF SFAS 133

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income/Loss, a component of Stockholders' Equity (Deficit), to the extent the hedge is effective.

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

     The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. At September 30, 2001, the Company had one derivative instrument outstanding, a natural gas swap. For 2001, the Company entered into an option to put 1,000 barrels of oil per day at $25.00 per barrel to a purchaser through September 30, 2001 for a total of 273,000 barrels. In addition, the Company entered into a natural gas price swap covering 6.6 Bcf of production for the entire twelve months of 2001 at an average price of $4.91 per MMBtu. For the period of October 1 through December 31, 2001 the Company's average price for its natural gas swap is $4.56 per MMBtu.

     The Company recognized a $0.3 million increase in earnings, pre-tax, for the cumulative effect of adopting SFAS 133 on January 1, 2001 and for the nine months ended September 30, 2001 the Company recognized a $0.3 million decrease in earnings, pre-tax, related to the decrease in the value of the put option.

     For the Company's natural gas swap, on January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded a loss of $9.9 million in Other Comprehensive Income/Loss representing the cumulative effect of an accounting change to recognize the fair value of the natural gas swap. The Company also recorded cash flow hedge derivative liabilities of $9.9 million in accounts payable and accrued liabilities. During the first nine months of 2001, the Company realized pre-tax income of $0.1 million on hedging activity incurred in the first nine months 2001, which were transferred from Other Comprehensive Income/Loss to natural gas revenues for the production months the hedge related. The Company also recognized Other Income of $1.1 million, pre-tax, for the ineffective portion of the natural gas swap. At September 30, 2001 $2.8 million of deferred net gains on derivative instruments recorded in Other Comprehensive Income/Loss are expected to be reclassified to earnings during the next twelve months.

     All hedge transactions are subject to the Company's risk management policy and are approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and

                                  PANACO, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 10 - COMPREHENSIVE INCOME

     Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Accumulated Other Comprehensive Loss. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. On January 1, 2001, upon adoption of SFAS 133, the Company recorded a charge to Accumulated Other Comprehensive Loss of $9.9 million for the fair value of the Company's cash flow hedges. The following table illustrates the calculation of comprehensive income for the nine months ended September 30, 2001:


     Accumulated Other Comprehensive Income (Loss), December 31, 2000                  $         --

     Net Loss                                                                           (25,734,000)

     Accumulated Other Comprehensive Income
           Cumulative effect of change in accounting principle - January 1, 2001         (9,881,000)
           Changes in fair value of outstanding hedging positions                        13,862,000
           Financial derivative settlements transferred from
                    Accumulated Other Comprehensive Income                               (1,176,000)
                                                                                       ------------

     Accumulated Other Comprehensive Income                                               2,805,000
                                                                                       ------------

     Comprehensive Income (Loss)                                                       $(22,929,000)
                                                                                       ============

     There were no other items in Comprehensive Income (Loss) during 2001.


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

Liquidity and Capital Resources

     In implementing our business strategy of increasing our reserve base, increasing cash flows from operations and to reduce debt, we reinvest cash flows from operations as capital expenditures or to reduce debt. During the first nine months of 2001, net cash provided by operating activities totaled $34.3 million, which, along with cash on hand, was used to fund capital expenditures, net of property sales, of $32.6 million and for required restricted deposit increases of $1.8 million. Net capital expenditures of $32.6 million for the first nine months of 2001 represents a 48% increase over capital expenditures totaling $22.0 million for the comparable period of 2000. For the year 2001, our Board of Directors has approved a $45 million capital budget. We believe that cash flows from operations and availability under our Credit Facility will fund this level of capital expenditures.

     In an attempt to reduce interest costs, we keep as little cash on hand as possible and apply available cash to our Credit Facility balance. The timing of receipt of monies due us and the payment of amounts due others also affects our working capital. These two factors cause us to typically have a working capital deficit. On September 30, 2001 this working capital deficit totaled $15.9 million. We believe that cash flows from operations and borrowing availability under our Credit Facility will be sufficient to fund this working capital deficit in addition to ongoing operations and capital expenditures.

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

     In October 1999 we put in place a $60 million Credit Facility with Foothill Capital Corp. ("Foothill") as the Agent for the lenders. The Foothill facility had an initial term of two years with two six-month extension options available at the sole option of the Company. The borrowing base under the Foothill facility at the expiration of the initial term was $60 million.

     In November 2001, we amended the Foothill facility to, among other changes, extend the expiration date an additional two years. The new Foothill facility is a $40 million facility with a borrowing base of $40 million. The borrowing base is subject to monthly determinations made using internally prepared engineering reports, using a two-year average of NYMEX future commodity prices and are based on our semi-annual third party reserve reports. Indebtedness under this Credit Facility constitutes senior indebtedness with respect to the Senior Notes. At September 30, 2001, $26.1 million was outstanding under the facility, with availability of $12.7 million, of which $1.3 million was reserved under a letter of credit. The reduction in the Credit Facility was part of management's focus on controlling costs and reduces the amount of unused line fees charged by the lender. Management believes that the $40 million provides the liquidity and flexibility needed to continue its capital expenditure program and implement our business strategy.

     The amendment also reduced the interest rates, administrative fees and servicing fees charged the Company. Interest on the loan is computed at Wells Fargo's prime rate plus 0.25% to 0.75% or LIBOR plus 2.25% to 2.75%, depending on the percentage of the facility being used and the pricing option is the choice of the Company. The loan agreement contains certain covenants including an EBITDA (as defined in the agreement) to interest expense ratio of at least
2.0 to 1.0 and a working capital ratio (as defined in the agreement) of at least .25 to 1.0. The loan agreement also contains limitations on additional debt, dividends, mergers and sales of assets. We were in compliance with the terms of the Foothill facility on September 30, 2001 and anticipate compliance throughout the term of the loan.

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

     The Company also purchased an option to put oil to a purchaser at an agreed upon price. The put option was for 1,000 barrels of oil per day from January 1 through September 30 at a NYMEX price of $25.00 per barrel. The cost of the put option was $1.00 per barrel, or $365,000.

     At September 30, 2001 the fair value of the remaining hedges was a gain of $3.9 million, pre-tax.

     The fair value of commodity hedging instruments is the estimated amount that we would receive or pay to settle the applicable commodity hedging instrument at the reporting date, taking into account the difference between NYMEX prices or index prices at year-end and the contract price of the commodity hedging instrument. On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. See Note 9 to the Company's Condensed Financial Statements for a discussion of activities involving derivative financial instruments during the first nine months of 2001.

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

Capital expenditures

     Net capital expenditures totaled $32.6 million for the first nine months of 2001, representing a 48% increase over the $22.0 million of capital expenditures incurred in the comparable period of 2000. The capital expenditures incurred in 2001 were concentrated primarily in four fields in the Gulf of Mexico, as follows.

     In late June 2000, we began a development program in the East Breaks 109 and 110 Fields, with the aid of 3-D seismic, which we purchased in late 1998. These Fields are in approximately 700 feet of water in the Gulf of Mexico. We own a 100% working interest in these Fields and are the operator. During the first nine months of 2001 we spent $14.1 million in continuing the drilling program in these Fields, $3.8 million of which related to the #A-4 well, an exploratory well that was not completed and accounted for as exploratory dry hole expense. The remaining capital was primarily incurred on the #A-13 well which was completed and began production during the second quarter, in addition to the #A-7 well, which was completed and began production in late January 2001.

     On April 13, 2001 PANACO acquired 100% of West Delta Block 52 for $4 million, before purchase price adjustments to the effective date of the acquisition, January 1, 2001. The acquisition included approximately 1.1 million barrels of proved reserves and is contiguous to our existing West Delta Fields. During the second quarter we spent $3.2 million in capital expenditures, in addition to the acquisition cost, primarily for the completion of previously shut-in wells to new gas zones.

     PANACO also incurred capital expenditures totaling $9.1 million in the East Breaks 205 and 161 Fields during the first nine months of 2001. We own a 25% working interest in the first well, the East Breaks 205 #1 well, which was drilled and completed during the second quarter. The #1 well, which is operated by Unocal, was successful and is expected to begin production during the fourth quarter of 2001. The Block 161 #2 well was spudded during the second quarter and completed during the third quarter of 2001. This well was also successful and is expected to begin production during the fourth quarter of 2001. PANACO also owns a 25% working interest in the Block 161 #2 well.

     During the third quarter of 2001, we spudded a new well in the Umbrella Point Field, the State Tract 76 #3 well in which we own a 40% working interest and are the operator. The State Tract 76 #3 well is an exploratory well which will test the prolific Deep Vicksburg formation at approximately 15,700 feet. Based on current estimates, our net dry hole exposure for this well is approximately $3 million. Through September 30, 2001 we had incurred $2.0 million in net costs in drilling this well. The costs are capitalized pending determination of proved reserves once the well has reached the targeted depths.

     The remaining capital expenditures were incurred primarily on several properties in which we own smaller interests.

Results of Operations

For the nine months ended September 30, 2001 and 2000:

     One of the most significant factors affecting our business is the market price of oil and natural gas that we produce and sell. In late 1997 and continuing through early 1999, both oil and natural gas prices were lower than they had been in the proceeding years. A turnaround was seen in 1999 and through the first quarter of 2001 where we benefited from a steady increase in realized prices for both oil and natural gas. Since March 2001, both oil and natural gas prices have decreased from their highs earlier in 2001.

Revenues

     Oil and natural gas sales totaled $63.1 million during the first nine months of 2001, an increase of $1.2 million, or 2% when compared to the first nine months of 2000. While both oil and natural gas production decreased in 2001, improved natural gas prices have offset lower oil prices and lower production.

Production and Prices:

                                                                                        % Increase
                                                  2001                2000              (Decrease)
                                                  ----                ----              ----------


      Natural gas production (MMcf)               8,595              10,299                (17%)
      Average price per Mcf
       excluding hedging                       $   5.12            $   3.71                 38%
      Average price per Mcf
       including hedging                       $   5.13            $   3.68                 39%

      Oil Production (MBbl)                         698                 818                (15%)
      Average price per Bbl
       excluding hedging                       $  27.16            $  29.78                 (9%)
      Average price per Bbl
       including hedging                       $  27.16            $  29.23                 (7%)


     Both oil and natural gas production decreased when comparing the first nine months of 2001 to the comparable period of 2000.

     The most significant decreases in natural gas production were in the Umbrella Point Field (1,769 MMcf), East Breaks 160 and 161 Fields (898 MMcf ) and the East Breaks 165 Field (651 MMcf), which were due primarily to natural declines in the production from those fields. In addition, naturally declining production and the sale of the High Island 309 and 310 Fields (808 MMcf) during the second quarter of 2001 contributed to the decreased production. Those declines were somewhat offset by increases in the East Breaks 109 and 110 Fields

(2,192 MMcf) and the West Delta Fields (923 MMcf), a focal point for part of our 2001 capital expenditure program.

     Likewise,  oil production has decreased from the East Breaks 165 Field (124
Mbbl) and East Breaks 160 and 161 Fields (47 Mbbl) due to lower capital expenditures in those fields and the rapid production declines from the wells in those fields, which are inherent in the areas that we operate. The bulk of the capital expenditures in 2001 are for projects that should produce natural gas, rather than oil.

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

Cost and Expenses

     Lease operating expenses increased $4.1 million, to $20.5 million, during the first nine months of 2001 compared to $16.4 million in 2000. On an Mcf equivalent ("Mcfe") basis, lease operating expenses also increased to $1.60 in 2001 from $1.08 in 2000. During 2001, we have spent a significant amount of capital for repairs and maintenance of PANACO's offshore platforms, which, due to the nature of the work, are expensed as incurred. Some of these expenses are required by the regulatory agencies in the Gulf of Mexico. We expect this program to continue throughout 2001, specifically in the East Breaks area of the Gulf of Mexico, where we own 3 platforms. Total repair and workover expenses for the first nine months of 2001 was $7.6 million, compared to $5.2 million during 2000. These projects include production equipment repairs and workover or cleanout of productive zones in well bores. Excluding these amounts, lease operating expenses per Mcfe were $1.01 and $0.73 for the first nine months of 2001 and 2000, respectively.

     Depletion, depreciation and amortization ("DD&A") increased 19%, or $3.9 million primarily due to a 42% increase in DD&A per unit of production, which was offset by a 16% decrease in total production. The higher cost per unit relates primarily to an increase in the cost per Mcfe of production from the East Breaks 109 and 110 Fields along with increased production from those Fields.

     Exploratory dry hole expense increased to $4.6 million primarily due to the unsuccessful #A-4 well drilled during the first quarter of 2001 in the East Breaks 109 and 110 Fields.

     Geological and geophysical expense decreased $0.4 million primarily due to 3-D Seismic purchases and land rentals incurred during 2000 that were not included in 2001 spending.

     During the second and third quarters of 2001, PANACO recognized impairments for both proved and unproved oil and natural gas properties. The unproved property impairment was based on our decision to not further develop potential reserves based on the significant capital required to develop the field and the low potential to be realized based on numerous evaluations made by PANACO and other partners in the field. Also, due to reductions in future reserve estimates by our third party engineers, and the resulting lower future net cash flows from certain fields, we were required to impair non-core proved properties.

     Interest expense decreased $2.0 million due to lower weighted average borrowing levels during 2001 in addition to lower interest rate for our Credit Facility, which is based on the prime rate.

     Other income increased $0.8 million and is made up of the adoption of SFAS No. 133, including a gain on the ineffective portion of a natural gas swap and the mark-to-market of an option to put oil to a purchaser.

Income Tax Expense (Benefit)

     As oil and natural gas prices increased during 2000, we were able to project future taxable income sufficient to utilize our net operating loss carry-forwards. As such, during the second quarter of 2000 we recorded an income tax benefit of $29 million by reversing a valuation allowance recorded against these assets. From that point forward until the second quarter of 2001, income tax expense has been recognized, at the effective rate, as a percentage of pre-tax income.

     The analysis of the deferred tax asset utilization made during the second quarter of 2000 determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on several factors, including current projections of future taxable income. This analysis also included current estimates for future oil and natural gas prices in addition to recent reserve additions. Projections of future taxable income were sufficient to utilize all of the deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed. With the decrease in oil and natural gas prices and reserve estimates since the second quarter of 2000, management's estimates of future taxable income had decreased to a point in which it was more likely than not that none of its deferred tax asset would be utilized. Based on this analysis and all other evidence available at the time, the valuation allowance was reestablished against the deferred tax asset.

     These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While we believe that the assumptions used in these projections are reasonable, future events, including changes in commodity prices, could result in a reduction in some or all of the deferred tax asset valuation allowance in future periods. PANACO also evaluates tax planning strategies and utilizes them when available in order to utilize our deferred tax assets and minimize income taxes. During 2001 this evaluation included the potential sales of assets which would have resulted in significant gains which would have been offset by the deferred tax asset. While there is no sale imminent, we are continually evaluating our options.

Net Income (Loss)

     Although total revenues increased 7%, to $67.0 million, a property impairment of $6.9 million, an increase in exploratory dry hole expense of $3.8 million and the increase in the deferred tax valuation allowance of $22.9 million during 2001 along with an income tax net benefit of $26.3 million recognized during 2000, were the primary factors in a decrease of $59.1 million in net income and a $2.43 per share decrease in net income per share.

Results of Operations

For the three months ended September 30, 2001 and 2000:

Revenues

     Oil and natural gas sales totaled $16.7 million during the third quarter of 2001, a decrease of $8.2 million, or 33%, when compared to the third quarter of 2000.

Production and Prices:

                                                                                    % Increase
                                                  2001              2000           (Decrease)
                                                  ----              ----           -----------

     Natural gas production (MMcf)                2,576             3,635               (29%)
     Average price per Mcf
      excluding hedging                         $  2.95           $  4.53               (35%)
     Average price per Mcf
      including hedging                         $  3.93           $  4.51               (13%)

     Oil Production (MBbl)                          249               277               (10%)
     Average price per Bbl
      excluding hedging                         $ 26.43           $ 31.45               (16%)
     Average price per Bbl
      including hedging                         $ 26.43           $ 30.81               (14%)


     Both oil and natural gas production decreased when comparing the third quarter of 2001 to the comparable period of 2000.

     The most significant decreases in natural gas production were in the Umbrella Point Field (630 MMcf), the Price Lake Field (320 MMcf) East Breaks 160 and 161 Fields (316 MMcf ) and the East Breaks 165 Field (252 MMcf) were due primarily to natural declines in the respective production from those fields. Those declines were somewhat offset by increases in the East Breaks 109 and 110 Fields (849 MMcf) and the West Delta Fields (179 MMcf), both a primary focus of our current capital expenditure program. Likewise, oil production has decreased from the East Breaks 165 Field (31 Mbbl) and East Breaks 160 and 161 Fields (14
Mbbl) due to lower capital expenditures in those fields and the rapid production declines from the wells in those fields, which are inherent in the areas that we operate.

Cost and Expenses

     Lease operating expenses increased $1.2 million, to $7.5 million, during the third quarter of 2001 compared to $6.3 million in 2000. The West Delta Block 52 Field, which was purchased in April 2001, added $0.8 million of additional lease operating expenses, when compared to the third quarter of 2000. On an Mcfe basis, lease operating expenses also increased to $1.85 in 2001, from $1.19 in 2000.

     Depletion, depreciation and amortization ("DD&A") increased 13%, or $1.0 million primarily due to a 48% increase in DD&A per unit of production and was offset by a 23% decrease in total production. The higher cost per unit relates primarily due to an increase in the cost per Mcfe of production from the East Breaks 109 and 110 Fields along with increased production from those Fields.

     As part of our regular review of proved property carrying values and estimated recoverability of those values, during the third quarter of 2001, PANACO recognized an impairment of two proved oil and natural gas properties. The impairments were due primarily to reductions in estimated prices for oil and natural gas production.

     Interest expense decreased $0.6 million due to lower weighted average borrowing levels during 2001 in addition to lower interest rate for our Credit Facility, which is based on the prime rate.

     Other income increased $0.1 million and is made up of the impact of SFAS No. 133, including a gain on the ineffective portion of a natural gas swap and the mark-to-market of an option to put oil to a purchaser.

Income Tax Expense (Benefit)

     As oil and natural gas prices increased during 2000, we were able to project future net income sufficient to utilize our net operating loss carry-forwards. As such, during the second quarter of 2000 we recorded an income tax benefit of $29 million by reversing a valuation allowance recorded against these assets. From that point forward until the second quarter of 2001, income tax expense has been recognized, at the effective rate, as a percentage of pre-tax income.

     The analysis of the deferred tax asset utilization made during the second quarter of 2000 determined that it was more likely than not that the deferred tax assets would be realized. This determination was based on several factors, including current projections of future taxable income. This analysis also included current estimates for future oil and natural gas prices in addition to recent reserve additions. Projections of future taxable income were sufficient to utilize all of the deferred tax assets due to higher commodity prices and reserve additions, therefore the valuation allowance was removed. With the decrease in oil and natural gas prices and reserve estimates since the second quarter of 2000, management's estimates of future taxable income had decreased to a point in which it was more likely than not that none of its deferred tax asset would be utilized. Based on this analysis and all other evidence available at the time, the valuation allowance was reestablished against the deferred tax asset.

     These projections of future taxable income are management's best estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While we believe that the assumptions used in these projections are reasonable, future events, including changes in commodity prices, could result in a reduction in some or all of the deferred tax asset valuation allowance in future periods. During 2001 this evaluation included the potential sales of assets which would have resulted in significant gains which would have been offset by the deferred tax asset. While there is no sale imminent, we are continually evaluating our options.

Net Income (Loss)

     A decrease in total revenues of $8.2 million, in addition to an increase in income tax expense of $20.7 million, were the primary factors in a $29.1 million decrease in net income and $1.20 decrease in net income per share from the third quarter of 2000 to the third quarter of 2001.

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

     At September 30, 2001 the fair value of these hedges was a gain of $3.9 million, pre-tax.

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


                                  PANACO, Inc.


Date:    November 13, 2001                 /s/  Todd R. Bart
     ------------------------              -------------------------------------
                                           Todd R. Bart, Chief Financial Officer