Form 10-K
period 2001-12-31
PANACO INC
filed 2002-04-15
CIK 882074

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2001

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 0-26662
                                      PANACO, Inc.
                (Exact name of registrant as specified in its charter)

           Delaware                                   43 - 1593374

(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

    1100 Louisiana, Suite 5100
            Houston, TX                                77002-5220
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (713) 970 - 3100

        Securities  registered pursuant to Section 12(d)of the Act:
                                       None

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
Yes    X      No
    ------       ------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,512,889 as of March 25, 2002.

     24,359,695 Shares of the registrant's Common Stock were outstanding as of March 25, 2002.

                       Documents Incorporated by Reference

  Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 2001, are incorporated by reference into Part III.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 PANACO, Inc.
     Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001


Table of Contents                                                                                  Page Number

Part I
Item 1.    Business                                                                                      2
Item 2.    Properties                                                                                   17
Item 3.    Legal Proceedings                                                                            23
Item 4.    Submission of Matters to a Vote of Security Holders                                          23

Part II
Item 5.    Market for Common Stock and Related Shareholder Matters                                      23
Item 6.    Selected Financial Data                                                                      27
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations        28
Item 7a.   Qualitative and Quantitative Disclosure About Market Risks                                   37
Item 8.    Financial Statements and Supplementary Data                                                  38
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         38

Part III
Item 10.   Directors and Executive Officers of the Registrant                                           39
Item 11.   Executive Compensation                                                                       39
Item 12.   Security Ownership of Certain Beneficial Owners and Management                               39
Item 13.   Certain Relationships and Related Transactions                                               40

Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             40
           Glossary of Selected Oil and Gas Terms                                                       42
           Signatures                                                                                   45

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

        Unless otherwise specified, all references we make to "PANACO" or the "Company" include PANACO, Inc. and the predecessor company, PAN Petroleum, MLP and two former subsidiaries, Goldking Acquisition Corp. and PANACO Production Company. On December 31, 1999 we merged these into PANACO, Inc. and our references to PANACO may include these former subsidiaries. Capitalized terms in this Form 10-K are defined in a glossary, which begins on Page 42. Our corporate headquarters are located at 1100 Louisiana Street, Suite 5100, Houston, Texas
77002. Our telephone number is (713) 970-3100 and our fax number is (713) 970-3151. You can also visit our website, which can be found at http://www.panaco.com.

        The predecessor of PANACO was formed in 1984 as a consolidator of oil and gas partnerships. From 1984 through 1988 a total of 114 partnerships were acquired and merged into our predecessor, which became PAN Petroleum, MLP in 1987. In 1991, we formed PANACO, Inc. as a Delaware Corporation and acquired PAN Petroleum, MLP in 1992. At that time, we began focusing our resources on the Gulf of Mexico and the states surrounding the Gulf, which we collectively refer to as the Gulf Coast Region. The Company acquires producing properties with a view toward further exploitation and development, capitalizing on state-of-the-art 3-D Seismic and advanced directional drilling technology to recover reserves that were bypassed or previously overlooked. Emphasis is also placed on pipeline and other infrastructure to provide transportation, processing and tieback services to neighboring operators. We are in the business of selling oil and natural gas, produced on properties we lease, to third party purchasers. We obtain reserves of crude oil and natural gas by either buying them from others or drilling developmental and exploratory wells on acquired properties. We acquired our first property in the Gulf of Mexico in 1991 and have acquired several other properties in the Gulf Coast Region and Gulf of Mexico over the past ten years. We have grown not only through acquisitions in each of those years but also by further developing the properties we have acquired. We have acquired properties from companies such as Conoco, Texaco, Arco, Oxy and BP Exploration & Oil, Inc. (now BP Amoco). We also acquired the common stock and the oil and gas properties of the Goldking Companies in 1997.

        Due to substantial losses incurred in 1999 and 2001 and less than anticipated results from PANACO's drilling program in late 2000 and most of 2001, the Company accumulated a significant working capital deficit as of December 31, 2001. The deficit totaled $24.4 million. The lack of performance from wells drilled during 2000 and 2001, along with decreased commodity prices in late 2001, reduced estimated future net cash flows to a point at which there is substantial doubt about the Company's ability to reduce this deficit in a timely manner. See Note 2 to our financial statements.

        In March 2002, the Credit Facility, with borrowings of $32.9 million, was amended in order to cure covenants that we were not able to satisfy on December 31, 2001. This amendment requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and 0.25 to 1.0 thereafter. The amendment also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to
1.0 thereafter. Based on current projections, we believe we will be in compliance with all of the terms of the Credit Facility through December 31, 2002. However, no assurances can be given that we will be in compliance through December 31, 2002. PANACO's $100 million of Senior Notes require that we maintain a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of our indebtedness at the end of each quarter. If our ACNTA falls below this percentage of indebtedness for two succeeding quarters, we must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. Actual results through March 31, 2002 are not yet available, however, based on increased market prices for oil and natural gas, we estimate that the Company will be in compliance with the covenant at March 31, 2002. However, no assurances can be given that we will meet this covenant or that the Company will be able to repurchase the amount of the notes required under the Indenture.

        Given these issues, PANACO engaged an investment bank in early 2002 to help the Company explore strategic financial alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. No assurances can be made that the Company will be able to implement any plan that will resolve the working capital deficit, ensure we maintain compliance with our Credit Facility and Senior Note covenants, or that a plan will be implemented in a timely manner and, as a result, the Company may not be able to continue as a going concern. In addition, any of these alternatives will most likely require approval from PANACO's Credit Facility lenders and may require the approval of our Senior Note holders as well as Shareholder approval. See Note 2 to our financial statements.

Business Strategy

        Our strategy is to systematically grow reserves, production, cash flow and earnings through a program focused on the Gulf Coast Region. Some of the ways we do this are: (i) strategic acquisitions and mergers, (ii) exploiting and developing acquired properties, (iii) marketing of existing infrastructure, and
(iv) a selective exploration program. As a result of property acquisitions, which are described below, we have an inventory of development and exploration projects that provide additional reserve potential. The key elements of our objectives are outlined as follows.

Strategic Acquisitions and Mergers

        In implementing our strategy, we focus our acquisition efforts on Gulf Coast Region properties that have an inventory of development and exploitation projects, operating control, infrastructure value and opportunities for cost reduction. The properties we seek to acquire are generally geologically complex with multiple reservoirs, have an established production history and are candidates for exploitation and further exploration. Geologically complex fields with multiple reservoirs are fields in which there are multiple reservoirs at different depths, have wells which penetrate more than one reservoir and have the potential for recompletion in more than one reservoir. In pursuing this strategy we identify properties that may be acquired, preferably through negotiated transactions or, where appropriate, sealed bid transactions. Once we acquire these properties we focus on reducing operating costs and implementing production enhancements through the application of technologically advanced production and recompletion techniques.

        In the future we may acquire more oil and natural gas assets or ownership in other assets that we believe will provide value to our investors. In doing so, there are inherent risks associated with the oil and natural gas industry. The success of our acquisitions will depend on our ability to estimate the quantity of oil and natural gas reserves using all of the data available to us at the time. The success of these acquisitions will also depend on how the actual results of the properties compare to the results that we projected when the acquisition was evaluated.

        While we tend to focus on acquisitions of properties from large integrated oil companies, we evaluate a broad range of acquisition and merger opportunities. PANACO is comprised of a staff with technical experience in evaluating, identifying, exploiting and exploring on Gulf Coast Region properties. We believe that we are regarded in the industry as a competent buyer with the proven ability to close transactions in a timely manner. Below are highlights of some of our more significant acquisitions.

BP Acquisition

        In May 1998 we acquired 100% of East Breaks Blocks 165 and 209 and 75% of High Island Block 587 from BP Exploration and Oil, Inc., now BP Amoco ("BP") for $19.6 million in cash and accounted for the acquisition as a purchase. The purchase included 3-D Seismic data which covers 20 offshore blocks. PANACO became the operator effective June 1, 1998.

        The central production platform for all three blocks is located in East Breaks 165. This platform is nicknamed "Snapper" and is in 863 feet of water. Also included in the acquisition was 31.72 miles of 12" oil pipeline, with capacity of over 20,000 barrels of oil per day. This oil pipeline ties our production platform to the High Island Pipeline System, which is the major oil transportation system in that area. We also acquired a 9.3 mile, 12 3/4" gas pipeline, which connects to the High Island Offshore System, the major gas transportation system in the area. We currently receive payments from other lease operators in the area for their use of our platform and processing facilities, which reduces our operating expenses in this Field. We have completed some development on the Field since it was acquired, and continue to evaluate the 3-D Seismic data for further development.

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

Amoco Acquisition

        In October 1996 we acquired interests in six offshore fields from Amoco Production Company, now BP Amoco ("BP"). We paid BP $32 million in cash and issued them 2 million shares of common stock in consideration for the properties. All of the properties we acquired from BP are operated by third parties, which are Unocal, Texaco, Coastal Oil and Gas (now El Paso Energy Corp.) and Newfield Exploration.

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

In late 1998 we acquired new 3-D Seismic covering several blocks in the East Breaks area, including Blocks 109 and 110. Based on a review of this new seismic data, we identified several developmental and exploratory drilling locations on Blocks 109 and 110. During 2000 and 2001 PANACO spent approximately $30 million drilling a total of five new or side-tracked wells in East Breaks Block 110 and completed four of the six wells. The four new wells began production in late 2000 and early 2001 and increased production in the Fields from 2,000 Mcf of natural gas and 10 barrels of condensate per day before the drilling began to a high of over 20,000 Mcf of natural gas and 200 barrels of condensate per day. The initial rates from the new wells were in line with our expectations, however, production declined more rapidly than we had anticipated due to reservoir depletion. Current production from the Fields is approximately 5,000 Mcf of natural gas and 40 barrels of condensate per day.

        There are more prospective drilling locations identified in both Blocks 109 and 110, however, based on the recent results, we are continuing to evaluate the data we have. PANACO is the operator of the Fields and we own a 100% working interest.

Exploitation and Development of Acquired Properties

        Primarily through these acquisitions, we have developed an inventory of exploitation projects including development drilling, workovers, sidetrack drilling, recompletions and artificial lift enhancements. As of December 31, 2001, 25% of our total Pretax PV-10 relates to Proved Undeveloped Reserves. We use advanced technologies where appropriate in development activities to convert Proved Behind Pipe and Proved Undeveloped Reserves to Proved Developed Producing Reserves. These technologies include horizontal drilling and through tubing completion techniques, new lower cost coiled tubing workover procedures and reprocessed 2-D and 3-D Seismic interpretation. A majority of the identified capital projects can be completed utilizing our existing platform and pipeline infrastructure, which improve project economics.

Marketing of Existing Infrastructure

        A key element of several acquisitions we have made has been production infrastructure. While we focus primarily on oil and natural gas reserves, we view platforms, pipelines and related facilities as an often overlooked source of additional revenues. We own interests in 27 offshore platforms and 109 miles of offshore oil and natural gas pipelines with diameters of 10" or greater. We market the use of this infrastructure to other lease operators as a source of additional revenue to us and as a way for other lease operators to produce their hydrocarbons in a more economical fashion. We currently have facility use or processing agreements in the West Delta Fields, the East Cameron 359 Field, the East Breaks 109 Fields, the East Breaks 160 Fields and the East Breaks 165 Fields. Our major focus of marketing these facilities has been in the East Breaks area. We own 100% of the platforms and related pipelines in the East Breaks 109 and East Breaks 165 Fields and 33% of the platforms and pipelines in the East Breaks 160 Fields. These existing platforms are three of the furthest from the coastline in the Gulf of Mexico and are in 700' to 900' of water. These existing platforms can significantly improve the economics of operating an adjacent oil and gas lease and in return lower our costs of operating this infrastructure.

Selective Exploration Program

        During 1996 we began to increase our exposure to exploration projects by allocating more resources to and reviewing more of these projects. This process continued with the Goldking acquisition in 1997. Goldking increased our inventory of exploratory projects and the technical staff of PANACO. Historically we have allocated 10% to 20% of our capital budget to exploratory projects. However, as oil and natural gas prices began to increase in late 1999 and continued to mid 2001, the prices for acquisitions began to increase significantly. With those costs escalating and a large inventory of prospects ready to develop, we devoted a more significant percentage of our capital budget to both exploratory and developmental drilling.

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

Inventory of Exploitation and Development Projects

        We have identified development drilling locations and recompletion and workover opportunities. We believe that the majority of these opportunities have a moderate risk profile and could add incremental reserves and production. In addition to these identified opportunities, with the use of 3-D Seismic technology, additional opportunities continue to be found in the known reservoirs as well as deeper undrilled horizons. For example, new 3-D Seismic on the West Delta Fields, which were acquired in 1991, identified further development potential and led to several new wells completed in 2000 and 2001.

Significant Operating Control

        We operate 69% of our properties as measured by Pretax PV-10 value. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel, and performs other functions required in the production and administration of such property. This level of operating control benefits us in numerous ways by enabling us to (i) control the timing and nature of capital expenditures, (ii) identify and implement cost control programs, (iii) respond quickly to operating problems, and (iv) receive overhead reimbursements from other working interest owners. In addition to significant operating control, our geographic focus allows us to operate a large value asset base with relatively few employees, thereby decreasing overhead relative to other offshore lease operators.

Well Operations

        We operate 54 productive offshore wells and own all of the working interests in a majority of those wells. Third party operators, including Unocal Corporation, Coastal Oil & Gas Corp., Newfield Exploration, Texaco, Anadarko Petroleum Corporation and Burlington, operate our 29 remaining productive offshore wells. We also operate 44 productive onshore wells in which we own a majority or all of the working interest. In addition, we own working interests in 54 productive onshore wells operated by others. Where properties are operated by others, operations are conducted pursuant to joint operating agreements that were in effect at the time we acquired our interest in these properties. We consider these joint operating agreements to be on terms customary within the industry. The compensation paid to the operator for such services customarily varies from property to property, depending on the nature, depth, and location of the property being operated.

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

        By integrating well log and production data from existing wells with the structural and stratigraphic details of a continuous 3-D Seismic volume, our Geoscientists obtain a greater understanding and clearer image of the formations of interest. While it is impossible to predict with certainty the exact structural configuration or lithological composition of any underground geological formation, 3-D Seismic provides a mechanism by which more accurate and detailed images of complex geological formations can be obtained prior to drilling for hydrocarbons therein. In particular, 3-D Seismic delineates smaller reservoirs with greater precision than can be obtained with 2-D Seismic. We own our own seismic interpretation workstations and data processing equipment and utilize the services of outside firms to process and reprocess seismic data.

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

        We market all of our offshore oil production to Plains Resources, Amoco, Oxy, Conoco, Texaco, Unocal and BP. BP has a call on all of the oil production from our properties acquired from BP at their posted prices. If we have a bona fide offer from a crude oil purchaser at a higher price than BP's posted price, then BP must match that price or release the call. Oil from the Zapata Properties is currently being sold to Unocal and BP, but can be sold to any crude oil purchaser of our choice. Plains Resources purchases the oil production from the Umbrella Point Fields, the East Breaks 165 Fields, the Price Lake Field and on some of our smaller fields that produce oil. Plains Resources accounted for 18% of our total oil and natural gas revenues in 2001. Natural gas is generally sold on the spot market or under short-term contracts of one year or less. There are numerous potential purchasers for natural gas. Notwithstanding this, natural gas purchased by Enron North America Corp. accounted for 51% of our total oil and natural gas revenues in 2001. There are numerous natural gas purchasers doing business in the areas that we operate in as well as natural gas brokers and clearinghouses. Furthermore, we can contract to sell the natural gas directly to end-users. We do not believe that we are dependent upon any one customer or group of customers for the purchase of natural gas. In fourth quarter 2001, we wrote off a total of $3.0 million due from Enron, of which $1.8 million was for sales of natural gas production. PANACO currently markets natural gas production to Reliant Resources.

Plugging and Abandonment

        All of our reserve values include the estimated future liability to plug and abandon ("P&A") all of the wells, platforms and pipelines in accordance with guidelines established by regulatory authorities. These costs vary according to the location of the lease, depth of water, number of wells, etc. The total estimated future abandonment costs for all of our properties is approximately $22 million. The Minerals Management Service of the U.S. Department of the Interior ("MMS") requires operators of offshore platforms to provide evidence of the ability to satisfy these future obligations. The companies that we acquire properties from may also require evidence of our ability to satisfy these future obligations. Our preferred method of providing evidence to these parties is a combination of escrow accounts and surety bonds. Following is a description of the methods by which we have accomplished these objectives.

West Delta and East Breaks 109 and 110 Fields

        In both the West Delta Fields and the East Breaks 109 and 110 Fields, we have established an escrow in favor of the surety bond underwriter, who provides a surety bond to the former owners of the West Delta Fields and to the MMS. The balance in this escrow account was $5.6 million at December 31, 2001 and requires quarterly deposits of $375,000 until the account balance reaches $7.8 million.

East Breaks 165 Fields

        In the East Breaks 165 and 209 Fields we have established an escrow account in favor of the surety bond underwriter, who provides surety bonds to both the MMS and the former owner of the Fields. The balance in this escrow account was $4.7 million at December 31, 2001 and requires quarterly deposits of $250,000 until the account balance reaches $6.5 million.

BP Properties

        We have also established an escrow account in favor of BP under which we deposit 10% of the net cash flows from the properties purchased from them, as defined in the agreement. This escrow account balance was $0.7 million at December 31, 2001.

        We provide much smaller bonds on various locations for similar purposes, the amounts of which are not significant. All of these agreements provide for us to receive the escrow monies back upon satisfaction of our performance of these obligations.

Insurance

        We maintain insurance coverage that is customary for companies our size and engaged in the same line of business. Our coverage includes general liability insurance in the amount of $65 million for personal injury and property damage. We carry cost of control and operators extra expense insurance of $5 million to $20 million, depending on the estimated cost to drill the well, for wells onshore, and up to $50 million for wells in state and federal offshore waters. The amounts are proportionately reduced if we own less than 100% of the well. We also maintain $143 million in property insurance on our offshore properties. We also carry business interruption insurance on our significant properties, which covers the estimated cash flows from each property after it has been non-producing for 21 days and reimburses us for those amounts for up to six months. Finally, our officers and directors are indemnified by PANACO and we maintain insurance of $3 million, which is designed to reimburse us for legal fees incurred in defense costs. We believe that our insurance coverage is adequate and the underwriters of our insurance will be able to satisfy any claims made. However, we can not assure you that this insurance or that the underwriters will adequately cover all of the costs or that we will be able to continue to purchase insurance at reasonable prices. Even one significant event, if not adequately insured, could significantly impair our financial condition and results of operations.

Funding of Business Activities

Working Capital Deficit

        Due to substantial losses incurred in 1999 and 2001 and less than anticipated results from our drilling program in late 2000 and most of 2001, we accumulated a significant working capital deficit as of December 31, 2001. The deficit totaled $24.4 million. The lack of performance from wells drilled during

2000 and 2001, along with decreased commodity prices in late 2001, reduced estimated future net cash flows and availability under our Credit Facility to a point at which there is substantial doubt about the Company's ability to reduce this deficit in a timely manner. As a result, we may not be able to continue as a going concern. See Note 2 to financial statements.

        Given this situation, we engaged an investment bank in early 2002 to help us explore strategic financial alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. PANACO is also in discussions to increase the amount of our Credit Facility, which may require a waiver from the holders of the Senior Notes. No assurances can be made that we will be able to implement any plan that will resolve the working capital deficit or that a plan will be implemented in a timely manner. In addition, some of these alternatives may require approval from our Credit Facility lenders or the approval of our Senior Note holders as well as Shareholder approval.

Credit Facility

        Our primary source of capital, beyond discretionary cash flows, is our Credit Facility. Our Credit Facility is secured by a first mortgage on most of our oil and natural gas properties and is used primarily as development capital on properties that we own. We may also use the Credit Facility for working capital support, to provide letters of credit and general corporate purposes.

        In November 2001, we amended a Credit Facility that was originally put in place in September 1999. The amendment reduced the facility from $60 million to $40 million, in order to reduce interest and debt service costs associated with the facility. The new facility is for two years and borrowings under the facility bear interest at either the Wells Fargo prime rate plus 0.25% to 0.75% or at LIBOR plus 2.25% to 2.75%, both depending on the percentage of the facility used, and has a minimum interest rate of 6.75%. At December 31, 2001, PANACO had $32.9 million borrowed under the Credit Facility, with $6.1 million of availability, of which $1.3 million was reserved by a letter of credit.

        The Credit Facility is a revolving credit agreement subject to monthly borrowing base determinations. These determinations are made based on internally prepared engineering reports, using a two year average of NYMEX future commodity prices and are based on our semi-annual third party reserve reports. Indebtedness under this Credit Facility constitutes senior indebtedness with respect to the Senior Notes. The Credit Facility also contains certain limitations on mergers, additional indebtedness and pledging or selling assets.

        In March 2002, the Credit Facility was amended in order to cure covenants that we were not able to satisfy on December 31, 2001. This amendment requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and
0.25 to 1.0 thereafter. The amendment also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. In addition, the amendment eliminates the requirement for hedges until March 31, 2002. Based on current projections, we believe we will be in compliance with all of the terms of the agreement through December 31, 2002. However, no assurances can be given that we will be in compliance through December 31, 2002. As a result, we may not be able to continue as a going concern. See Note 2 to financial statements.

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

        We can redeem up to 35% of the Senior Notes any time after October 1, 2000 at a price of 110.625% of the principal, plus accrued interest to date, with the proceeds of an equity offering. We can also redeem all or part of the

Senior Notes, at our option, after October 1, 2001, at certain prices, which are specified in the indenture, plus accrued interest to date.

        If a Change in Control occurs, as it is defined in the Indenture, the holders of the Senior Notes can require PANACO to repurchase those notes at 101% of the principal amounts plus accrued interest to date. We must maintain a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of our indebtedness at the end of each quarter. If our ACNTA falls below this percentage of indebtedness for two succeeding quarters, we must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. If this deficiency continues through March 31, 2002, the Company will be required to make an offer to repurchase an amount of the notes (at par plus accrued interest) sufficient to meet the ratio required in the agreement. Actual results through March 31, 2002 are not yet available, however, based on increased market prices for oil and natural gas, we estimate that the Company will be in compliance with this covenant at March 31, 2002 and we will not be required to make such an offer to the holders of the Senior Notes. However, no assurances can be given that we will meet this covenant or that the Company will be able to repurchase the amount of the notes required under the Indenture. As a result, we may not be able to continue as a going concern. See Note 2 to financial statements.

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

Common and Preferred Stock

        On December 31, 2001 there were 24,359,695 shares of $.01 par value common stock issued and outstanding. You will find a more detailed description of our common stock and the rights of ownership in Part II, Item 5 of this Form 10-K. We are authorized to issue 100 million shares of common stock for a variety of purposes with Board of Director approval. In the past, we have issued new common stock for property acquisitions, raising additional capital and for compensation to our directors and employees. We have an Employee Stock Ownership Plan ("ESOP") that we contribute shares to for the account of employees. The ESOP plan was established in 1994 and is funded annually at the discretion of the Board of Directors.

        We are authorized to issue up to 5 million shares of preferred stock. The details of which you can also find in Part II, Item 5 of this Form 10-K. We have not issued any shares of preferred stock.

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

        Seasonality. Historically, the nature of the demand for natural gas caused the supply and prices to vary on a seasonal basis. Prices and production volumes were generally higher during the first and fourth quarters of each calendar year. The substantial amount of natural gas storage becoming available in the U.S. is altering this seasonality. We sell our natural gas on the spot market based upon published index prices. Historically the net price received for our natural gas has averaged about $.10 per MMbtu below the NYMEX Henry Hub index price, due to transportation differentials. Fields that are located further offshore, such as the former BP Properties, will generally sell their natural gas for as much as $.12 below the index price.

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

Employees

        We have 21 full time employees, four of whom are officers. Additionally, we utilize approximately 40 contract personnel in the operation of our properties, and use numerous outside geologists, production engineers, reservoir engineers, geophysicists and other professionals on a consulting basis.

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

Substantial Leverage; Ability to Service Debt

        We incurred significant losses in 2001 and 1999 and are significantly leveraged. PANACO's debt totaled $135.1 million at December 31, 2001 and our stockholders' deficit was $29.8 million. A large part of our losses in prior years was due to depletion and impairment of property costs based primarily on low commodity prices. This level of indebtedness has several important effects on our operations, including (i) a substantial portion of our cash flow from operations is dedicated to interest on our long-term debt and is not available for other purposes, (ii) the covenants in our Credit Facility and our Senior Notes can be very restrictive as to how we conduct business, (iii) our ability to obtain additional financing may be restricted, and (iv) the market price for our common stock may be lower than companies in our peer group. We cannot give you assurance that we will continue to find financing on acceptable terms, or at all. If sufficient capital is not available, we may not be able to continue to implement our business strategy.

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

        In March 2002, the Credit Facility was amended in order to cure covenants that we were not able to satisfy on December 31, 2001. This amendment requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and
0.25 to 1.0 thereafter. The amendment also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. In addition, the amendment eliminates the requirement for hedges until March 31, 2002. Based on current projections, we believe we will be in compliance with all of the terms of the agreement through December 31, 2002.

        We must maintain a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of our indebtedness at the end of each quarter. If our ACNTA falls below this percentage of indebtedness for two succeeding quarters, we must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. If this deficiency continues through March 31, 2002, the Company will be required to make an offer to repurchase an amount of the notes (at par plus accrued interest) sufficient to meet the ratio required in the agreement. Based on increased market prices for oil and natural gas, we estimate that the Company will be in compliance with this covenant at March 31, 2002 and we will not be required to make such an offer to the holders of the Senior Notes. However, no assurances can be given that we will meet this covenant or that the Company will be able to repurchase the amount of the notes required under the Indenture.

        Due to substantial losses incurred in 1999 and 2001 and less than anticipated results from our drilling program in late 2000 and most of 2001, we accumulated a significant working capital deficit as of December 31, 2001. The deficit totaled $24.4 million. The lack of performance from wells drilled during 2000 and 2001, along with decreased commodity prices in late 2001, reduced estimated future net cash flows and availability under our Credit Facility to a point at which there is substantial doubt about the Company's ability to reduce this deficit in a timely manner. See Note 2 to financial statements.

        Given this situation, we engaged an investment bank in early 2002 to help us explore strategic financial alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. PANACO is also in discussions to increase the amount of our Credit Facility, which may require a waiver from the holders of the Senior Notes. No assurances can be made that we will be able to implement any plan that will resolve the working capital deficit or that a plan will be implemented in a timely manner. In addition, some of these alternatives may require approval from our Credit Facility lenders or the approval of our Senior Note holders as well as Shareholder approval. See Note 2 to financial statements.

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

        You should not assume that the Pretax PV-10 values of our reserves, included in this Form 10-K, represent the market value for those reserves. These values are prepared in accordance with strict guidelines imposed by the SEC. These valuations are the estimated discounted future net cash flows from our Proved Reserves. These estimates use prices that we received or would have received on December 31, 2001 and use costs for operating and capital expenditures in effect at that same time. These assumptions are then used to calculate a future cash flow stream that is discounted at a rate of 10%.

        The base prices used for the Pretax PV-10 calculation were public spot prices on December 31 adjusted by differentials to those spot market prices. These price adjustments were done on a property-by-property basis for the quality of the oil and natural gas and for transportation to the appropriate location. The average prices in the Pretax PV-10 value at December 31, 2001 were $2.69 per Mcf of natural gas and $18.56 per barrel of oil.

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

Exploration and Development Risks

        With the inventory of projects on our existing properties, we have done or plan to do more development and, to a lesser extent, exploration than we have since the inception of our Company. While we feel that this is the best approach to implement our business strategy, it also involves inherent risks. The costs of drilling all types of wells are uncertain, as are the quantity of reserves to be found, the prices that we will receive for the oil or natural gas and the costs to operate the well. While we have successfully drilled many wells, you should know that there are inherent risks in doing so, and those difficulties could materially affect our financial condition and results of operations. Also, just because we complete a well and begin producing oil or natural gas, we can not assure you that we will recover our investment or make a profit.

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

Marketing Risks

        Substantially all of our natural gas production is currently sold to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices. For the year ended December 31, 2001, 51% of total oil and natural gas revenue came from our largest natural gas purchaser and 18% came from our largest oil purchaser. We do not believe that discontinuation of a sales arrangement with either of these purchasers would be in any way disruptive to our marketing operations. For the year ended December 31, 2000, one natural gas purchaser accounted for approximately 39% of our oil and natural gas revenues. During 1999 we consolidated a majority of our oil production to one oil purchaser, who accounted for 23% of our oil and natural gas revenues in 2000. During 1999 our largest oil purchaser and our largest natural gas purchaser accounted for 37% and 39%, respectively, of total oil and natural gas sales.

Hedging Risks

        We typically hedge a portion of PANACO's oil and natural gas production during periods when either market prices for our products are higher than historical average prices or when we are required to do so by our lenders. We have hedged as much as 80% of PANACO's oil and natural gas production on an annualized basis. During 2001 we hedged 61% of annual natural gas production and 30% of annual oil production. On March 28, 2002 we put in place two hedges for both oil and natural gas produced from May 1 through October 31, 2002. The natural gas hedge is a cost-free collar on 3,000 MMbtu and contains a minimum price of $3.00 per MMbtu and a maximum price of $3.45 per MMbtu to be received for the quantity hedged. The oil hedge is a swap on 500 barrels of oil per day with prices ranging from $24.96 per barrel to $25.87 per barrel for the quantity hedged. The volumes hedged account for 21% and 18%, respectively, of PANACO's current estimates of total production for the periods hedged.

        Typically, we have used swaps, cost-free collars and options to put products to a purchaser at a specified price (or a "floor"). In these transactions, we will usually have the option to receive from the counterparty to the hedge a specified price or the excess of a specified price over a floating market price. If the floating price exceeds the fixed price, we are required to pay the counterparty all or a portion of this difference multiplied by the quantity hedged.

Abandonment Costs

        Government regulations and lease terms require all oil and natural gas producers to plug and abandon platforms and production facilities at the end of the properties' lives. Our reserve valuations include the estimated costs of plugging the wells and abandoning the platforms and equipment on our properties, less any cash deposited in escrow accounts for these obligations. These costs are usually higher on offshore properties, as are most expenditures on offshore properties. As of December 31, 2001, our total estimated abandonment costs, net of $11.0 million already in escrow, were approximately $11.0 million. We account for those future liabilities by accruing for them in our depreciation, depletion and amortization expense over the lives of each property's total Proved Reserves.

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

Item 2.  Properties.

        At December 31, 2001 our Proved Reserves totaled 114 Bcfe and had a Pretax PV-10 value of $89.2 million. Approximately 75% of these reserves are classified as Proved Developed Reserves and approximately 59% are natural gas. Our primary producing properties are located along the Gulf Coast in Texas and Louisiana and offshore in the federal and state waters of the Gulf of Mexico. We own interests in a total of 67 producing oil wells and 114 producing natural gas wells.

        While we review many acquisition opportunities each year, and have made several acquisitions under $5 million, we usually focus on larger acquisitions, relative to the size of our company. Gulf Coast Region, and more specifically, Gulf of Mexico property acquisitions tend to have larger reserves and larger purchase prices. We feel they usually also provide more exploitation and development potential. Since 1991, we have made seven acquisitions of producing properties that had Proved Reserves of 169 Bcfe at the time of their respective acquisitions. We paid a total of $111.2 million for the Proved Reserve component of those acquisitions. By focusing on larger acquisitions, our reserve base is concentrated in a small number of properties. The following is a summary of our significant properties as of December 31, 2001. These properties represent 78% of the aggregate Pretax PV-10 value of our Proved Reserves.

                                                 Total Proved Reserves
                                                 ---------------------
                                                                                                      % of
                                                                               Pretax PV-10        PANACO Total
Field                          Oil (MBbls)           Natural Gas (Bcf)          Value(000s)        Pretax PV-10
---------------------------------------------------------------------------------------------------------------------
East Breaks 160/161/205           1,054                    10.5             $     22,320               25%
West Delta 54                       275                    11.5                   16,068               18
Umbrella Point                    1,084                     5.0                   11,827               13
East Breaks 165                   2,635                    17.0                    8,867               10
East Breaks 109                      20                     8.4                    5,488                6
West Delta 52                       669                     1.7                    4,994                6
---------------------------------------------------------------------------------------------------------------------
          Total                   5,737                    54.1             $     69,564               78%

East Breaks 160/161/205

        The East Breaks 160 Field is located offshore Texas, approximately 100 miles south of Galveston, in water depths of approximately 930 feet. The Field is owned equally by PANACO, BP, and Unocal, with Unocal as the operator.

        The Field is comprised of two blocks, East Breaks Block 160 and East Breaks Block 161, which were originally leased in 1974. Field production is handled on the Cervesa platform, located on Block 160. The production from which is currently at 23,930 Mcf of natural gas per day, 3,324 barrels of oil per day and 3,728 barrels of water per day from 12 wells.

        In the summer of 2001 PANACO participated in a two well drilling program proposed by Unocal. The first well, a gas well drilled in Block 205, was put on stream in December of 2001 at a production rate of 17,000 Mcfpd. During the month of February, 2002 this well was producing at a daily rate of 21,754 Mcf of natural gas. The second well in the program was an oil well drilled in Block 161 and also put on production in December, 2001 producing 1,200 barrels of oil per day. During March 2002, this well averaged 1,800 barrels of oil per day. Both wells are sub-sea completions and are tied back to the Block 160 Cervesa platform.

        The East Breaks 160 property has significant exploration potential. The operator is scheduled to drill two additional wells in the third quarter of
2002. Both wells can be drilled from the existing platform, possibly sidetracking out of one of the original wellbores, and target multiple objectives in the GA1 and GA3 sands.

        Utilizing the Field's existing infrastructure, PANACO receives processing fees from a former Mobil sub-sea well, now owned by BP Amoco, drilled in Block 117. Because of the platform's strategic location on the edge of deepwater, the facility has potential for additional processing and handling fees as discoveries are made nearby and tied into the platform.

        PANACO owns a 33.3% interest in a 12.67 mile 12" natural gas pipeline connecting the East Breaks Block 160 platform to the High Island Offshore System ("HIOS"), a natural gas pipeline system in the Gulf of Mexico, as well as a 33.3% interest in a 17.47 mile 10" oil pipeline connecting the platform to the High Island Pipeline System ("HIPS"), a crude oil pipeline system in the Gulf of Mexico. Currently such firms as Exxon, Kerr-McGee and Samedan are actively exploring in the East Breaks Area and we believe that, due to the ongoing deepwater exploration in the Area, our platform and pipelines can become long-term strategic revenue generating assets even after the Field reserves are depleted.

West Delta 54

        PANACO acquired the West Delta Fields in May 1991 from Conoco, Atlantic Richfield Company (now BP), Oxy USA, Inc. and Texaco Exploration and Production Company. These Fields consist of 13,565 acres in Blocks 52 through 56 and Block 58 in the West Delta area, offshore Louisiana. The Field was originally discovered in the mid 1950's and has continued to produce hydrocarbons since then. Drilling and other activities continue in the West Delta area. There are currently approximately 40 total wells in the Field, which produce from depths ranging from 900' to 17,000'. PANACO operates the Field and generally owns 100% of most of the area's wells. The production facility is a four-platform complex located in Block 54 in water that ranges in depth from six to fifteen feet. During 1996, a significant portion of the production facilities was rebuilt after being damaged by a third party

        The geology is characterized by multiple reservoirs, which we believe provide more opportunities for successful drilling activities. Both 2001 and 2000 continued to be active periods at West Delta, with three completed development wells by PANACO and four exploratory wells drilled under a farmout agreement with Basin Exploration, three of which were completed. The three new wells that we completed were typical for the Field in that the wells were all set up to produce in several zones during the lives of the wells. The wells were all drilled in Block 54 and continue to produce.

        We have also allowed third party operators to drill on our Block 58 acreage in West Delta under farmout agreements. Typically these agreements provide for PANACO to receive an overriding royalty interest, with an optional back-in after payout in addition to processing fees for the handling of production.

        In the three wells completed by Basin Exploration, PANACO owns overriding royalty interests ranging from 10% to 12.5%. Under the Basin agreement we received a prepayment of processing fees for the five-year term of the processing agreement. In addition to the $1.8 million prepayment, we receive some incremental fees and reimbursement of expenses as the wells produce.

        West Delta Block 54 was producing 180 barrels of oil per day, 4,800 Mcf of natural gas per day and 5,600 barrels of water per day as of February 2002.

Umbrella Point

        Umbrella Point Field is a well defined, low relief, 4-way structural closure centered on State Tracts 73, 74, 87 and 88 in the Galveston/Trinity Bay portion of Chambers County, Texas. It is located three miles from shore in approximately ten feet of water, 32 miles east-southeast of Houston, Texas. The Field was discovered in 1957 by Sun Oil Company. Sun, along with Tidewater, initially developed the Field in the late 1950's and early 1960's. Field development continued in the 1970's by Getty, in the early 1990's by French Operating Company, and in the late 1990's by PANACO, Inc. Since its discovery in 1957, the Umbrella Point Field has produced over 17 MMbbls of oil and 100 Bcf of natural gas from 35 wells. We own 100% of the working interest in the leases that encompass the Field. Oil production is gathered on a small platform complex and transported via PANACO's five-mile oil pipeline to our onshore production facility at Cedar Point and gas production is transported through a Midcon Pipeline Co. pipeline.

        On January 21, 1998 we announced the successful completion of our first new well in the Umbrella Point Field. The well flowed 11,500 Mcf of natural gas per day and 220 barrels of condensate per day. The production from this well peaked at 27,000 Mcf per day of natural gas and 460 barrels of oil per day in July 1998. It declined to 600 Mcf of natural gas and 5 barrels of oil per day in December 1999. In that month, we completed a workover on the well and brought the production back up to 19,000 Mcf of natural gas and 176 barrels of oil per day. We own an 80% working interest in the well with Peoples Energy Production owning the remaining 20%.

        In 2001 PANACO drilled an exploratory well on the property, the State Tract 73 No. 6 well, to test the Vicksburg sand. This well encountered no productive pay zones and was plugged and abandoned.

        Current production from the Umbrella Point Field is 1,000 Mcf of natural gas per day and 240 barrels of oil per day.

West Delta 52

        PANACO acquired a 100% working interest in a portion of West Delta Block 52 Field in April 2001 from Delta Petroleum Corporation.

        The acquisition included seven producing oil wells, one salt-water disposal well and 18 shut-in wells. At that time a 7,600' oil sand was the only productive sand for the property, producing approximately 180-200 barrels of oil per day. No gas was being sold.

        The geology of the field was remapped immediately after PANACO acquired the property, resulting in significant dry gas reserves from at least four shallower sands from 3,000'-6,500'. Workovers performed during 2001 resulted in three dry gas sand completions from three separate reservoirs. Other potential dry gas reserves are expected when additional future workovers are completed.

        In 2001 we completed three new gas wells with sufficient resulting production to allow us to maintain operations of the oil wells without purchasing additional gas. PANACO currently has six oil wells producing from the 7,600' oil sand and three dry gas wells producing from intervals between 4,780' and 6,400'. February 2002 production averaged 900 Mcf of natural gas per day and 220 barrels of oil per day.

East Breaks 165

        East Breaks Block 165 was acquired by Sohio Petroleum Company at the Federal OCS Lease Sale in August 1983. In mid 1984, significant hydrocarbons were discovered in the first well on the block, including 111 feet of gas pay and 156 feet of oil pay. BP bought Sohio Petroleum in the late 1980's, and by January 1990 BP had drilled and completed well number 30. PANACO purchased the East Breaks 165 platform (known as the "Snapper" platform) from BP in May 1998.

        The East Breaks 165 geological structure is an interdomal faulted paleostructure. The shallower horizons exhibit four-way dip closure, while at deeper horizons a faulted anticline is mapped. The main reservoir sands at East Breaks 165 are of excellent quality. Their apparent mineralogical and textural maturity, within an otherwise deepwater sequence, suggests they were transported some distance from a high-energy shelf area into a slope environment of disposition. The massive nature of individual beds coupled with sparsely "fining upwards" sands, indicate that sediment transport occurred mainly by bottom traction within a major channel feeder system at the edge of the shelf, with re-deposition in the East Breaks 165/209 area. There is a combination of structural and stratigraphic traps in the 12 different main sands in the East Breaks 165 area.

        3-D Seismic was generated on the East Breaks 165 area and PANACO has recently reprocessed this data. The new reprocessed data better defines the structural morphology, improves the fault resolution, better images the potentially productive upthrown fault block to the north, and clarifies limits of the production.

        Presently there are 30 wells on the platform, of which 16 are producing. The total production per day from the platform is 1,150 barrels of oil per day, 1,600 Mcf of natural gas per day and 5,700 barrels of water per day.

        PANACO has identified three drilling prospects on the E.B. 165 structure which are supported by 3-D Seismic amplitude anomalies.

East Breaks 109

        East Breaks 109/110 is located approximately 100 miles south of Galveston Island, offshore Texas, in water depths of approximately 650 feet. Blocks 109 and 110 were acquired by Texaco and Columbia Gas in July 1974 and the companies proceeded to drill four wells on the two blocks. In early 1978, Texaco farmed out its interest to Zapata. The platform was installed in 663' of water in the summer of 1984 and Zapata and Columbia drilled five joint wells.
Effective January 1, 1985, Zapata purchased the interest of Columbia Gas and went on to drill five additional wells.PANACO acquired 100% interest in East Breaks 109/110 Field from Zapata in July of 1995. In addition to the mineral interests acquired, PANACO purchased 100% interest in a 31 mile 10" natural gas pipeline connecting the East Breaks 110 platform to the High Island Offshore System as well as a 22 mile 4" oil pipeline that connects to the High Island Pipeline System.

        During 2001 PANACO drilled three new wells on the property and sidetracked three others. The drilling and sidetrack program increased Field production by 21,000 Mcf of natural gas per day. Currently, four additional drilling prospects have been identified on the property. Production from the Field at the time of this writing is 4,900 Mcf of natural gas per day, 37 barrels of oil per day and 600 barrels of water per day.

Oil and Gas Information

        Third party engineering firms use information we provide them to prepare our reserve estimates. The firms we use to prepare these estimates are Ryder Scott Company, Netherland, Sewell and Associates, Inc., W.D. Von Gonten and Co. and McCune Engineering. Ryder Scott Company and Netherland, Sewell and Associates, Inc. prepare estimates for most of our larger properties and account for 76% of the Pretax PV-10 of our reserve estimates.

        Our proved oil reserves totaled 7.9 million barrels at December 31, 2001 compared to 8.1 million barrels at December 31, 2000. Our proved natural gas reserves totaled 66.9 Bcf at December 31, 2001 as compared to 82.2 Bcf at December 31, 2000. The Pretax PV-10 value of these reserves totaled $89 million at December 31, 2001 compared to $533 million at December 31, 2000. The largest impact on the PV-10 value of PANACO's reserves was lower prices for oil and natural gas. Decreased commodity prices, net of changes in production costs, accounted for over $400 million of the decrease, which was offset by $125 million of lower future estimated income taxes. For more information related to our oil and natural gas reserves, see "Supplemental Information Related to Oil and Gas Producing Activities (Unaudited)," which is in Part IV, Item 14(a) in this Form 10-K.

                               Producing Wells(a)

        The following table presents the number of producing oil and natural gas wells attributable to our properties, as of December 31, 2001.

                                                            Producing Wells             Company Operated
                                                            ---------------             -----------------
       Gross producing offshore wells(b):
           Oil    .........................................         26                          18
           Natural Gas   ..................................         57                          36
                                                                   ---                         ---
                Total  ....................................         83                          54
       Net producing offshore wells(c):
           Oil    .........................................         24                          18
           Natural Gas   ..................................         30                          36
                                                                   ---                         ---
                Total  ....................................         54                          54
       Gross producing onshore wells(b):
           Oil    .........................................         41                          31
           Natural Gas   ..................................         57                          13
                                                                   ---                         ---
                Total  ....................................         98                          44

       Net productive onshore wells(c):
           Oil    .........................................         33                          33
           Natural Gas   ..................................          3                           3
                                                                   ---                         ---
                Total  ....................................         36                          36

----------
(a)  One or more completions in the same borehole are counted as one well.
(b)  A "gross well" is a well in which we own a working interest.
(c) A "net well" is deemed to exist when the sum of the fractional working interests in gross wells equals one.

                                Leasehold Acreage

        The   following   table   presents  the  estimated   developed   acreage
attributable to our properties, as of December 31, 2001.

        Developed onshore acreage(a):
                Gross acres(b)...........................................................      3,626
                Net acres(c).............................................................      1,940

        Undeveloped onshore acreage(a):
                Gross acres(b)...........................................................      3,838
                Net acres(c).............................................................      2,713

        Developed offshore acreage(a):
                Gross acres(b)...........................................................     83,650
                Net acres(c).............................................................     40,972

        Undeveloped offshore acreage(a)(d):
                Gross acres(b)...........................................................      1,360
                Net acres(c).............................................................        560

----------
(a) Developed acreage is acreage assignable to producing wells.
(b) A "gross acre" is one in which we own a working interest.
(c) A "net acre" is deemed to exist when the sum of the fractional working interests in gross acres equals one. (d) In addition to these acres, our undeveloped offshore potential exists at greater depths beneath existing producing reservoirs.
(d) In addition to these acres, our undeveloped offshore potential exists at greater depths beneath existing producing reservoirs.

                               Drilling Activities

        The following table presents the number of gross productive and dry wells in which we had an interest that were drilled and completed during the five years ended December 31, 2001. You should not consider this to be indicative of our future performance, nor should you assume that there is any correlation between the number of productive wells drilled and the oil and natural gas reserves generated from those wells or the costs of productive wells compared to the costs of dry wells.

              Developmental Wells                               Exploratory Wells
           Completed             Dry                         Completed           Dry
         Oil       Gas       Oil     Gas                   Oil       Gas     Oil     Gas
         -------------------------------                   -----------------------------
1997      6         13        --       1                    --        --      --      --
1998      1          9        --      --                    --         3      --       6
1999      1         --        --      --                    --         4      --       3
2000     --          6        --      --                    --         2      --       1
2001     --          3        --      --                     2         6      --       2
        ---        ---       ---     ---                   ---       ---     ---     ---
Total     8         31        --       1                     2        15      --      12

Title to Oil and Gas Properties

        When we acquire properties we obtain title opinions for our more significant properties. Prior to the commencement of drilling operations we conduct a thorough drill site title examination and perform any curative work with respect to significant defects.

Item 3.  Legal Proceedings.

        We are presently a party to several legal proceedings, which we consider to be routine and in the ordinary course of business. We have no knowledge of any other pending or threatened claims that could give rise to any litigation, which would be material to the Company.

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

Common Shares

        We are authorized by our Certificate of Incorporation, as amended, to issue 100,000,000 Common Shares, of which 24,359,695 shares are issued and outstanding as of March 25, 2002 and are held by over 5,500 shareholders, based upon information available on individual security position listings.

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

Warrants and Options

        We also have outstanding options to acquire 425,000 Common Shares at a price of $1.92 per share, which expire August 17, 2006. These options are all held by current employees and contain limited provisions for adjustment of the number of shares in the event of a subdivision, combination or reclassification of Common Shares. They do not have any rights to demand registration or "piggy back" rights in the event of a registration of Common Shares.

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

Transfer Agent

        The transfer agent, registrar and dividend disbursing agent for our Common Shares is American Stock Transfer and Trust Company, 59 Maiden Lane, New York, NY 10007.

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

                                                           2001
                                              --------------------------------

           1st Quarter                  2nd Quarter                     3rd Quarter                    4th Quarter
           -----------                  -----------                     -----------                    -----------
Low          $  2.19                       $ 2.12                         $ 0.93                          $ 0.78
High         $  3.25                       $ 2.85                         $ 2.43                          $ 1.72

                                                            2000
                                              --------------------------------
           1st Quarter                  2nd Quarter                     3rd Quarter                    4th Quarter
           -----------                  -----------                     -----------                    -----------

Low          $ 0.34                        $ 0.51                         $ 1.38                          $ 2.38
High         $ 0.96                        $ 1.66                         $ 3.50                          $ 3.75

        On March 25, 2002, the last sale price of the Common Shares was $0.80 per share.

Potential De-listing

        Due to significant losses in 1999 and 2001, PANACO's stockholder's equity was reduced to a deficit of $29.8 million as of December 31, 2001. As a result, the Company does not meet the requirements for continued listing on the

American Stock Exchange (the "Exchange"). Upon notification by the Exchange, we would be required to present a plan that would bring the Company back into compliance. No assurances can be made that the plan would be approved or that such a plan could be successfully executed.

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

        Our Certificate of Incorporation also provides that the only business (including election of directors) that may be considered at an annual meeting of shareholders, in addition to business proposed (or persons nominated to be directors) by the directors, is business proposed (or persons nominated to be directors) by shareholders who comply with the notice and disclosure requirements of the Certificate of Incorporation. In general, the Certificate of Incorporation requires that a shareholder give us notice of proposed business or nominations no later than 60 days before the annual meeting of shareholders (meaning the date on which the meeting is first scheduled and not postponements or adjournments thereof) or (if later) ten days after the first public notice of the annual meeting is sent to common shareholders. In general, the notice must also contain certain information about the shareholder proposing the business or nomination, his interest in the business, and (with respect to nominations for director) information about the nominee of the nature ordinarily required to be disclosed in public proxy solicitations. The shareholder must also submit a notarized letter from each of his nominees stating the nominee's acceptance of the nomination and indicating the nominee's intention to serve as director if elected.

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

                                                                     For the Years ended December 31,
                                                     2001           2000          1999           1998           1997
                                                     ----           ----          ----           ----           ----
                                                               (amounts in thousands, except per share data)
    Oil and natural gas sales                    $  76,246       $  88,550     $  42,672       $  50,291      $  37,841
    Gain on sale of assets                           3,967           1,938           ---             ---            ---
    Lawsuit recoveries                                 ---           2,575           ---             ---            ---
                                                 -------------------------------------------------------------------------

    Total revenues                                  80,213          93,063        42,672          50,291         37,841

    Total costs and expenses before income
       taxes and extraordinary item (1)             99,784          76,591        77,568         100,242         36,864

    Income tax expense (benefit) (2)                22,734         (22,683)          ---          (3,100)           ---

    Extraordinary item-loss on early
       retirement of debt                              ---             ---           131             ---            934
                                                 -------------------------------------------------------------------------

    Net Income (loss) (3)                        $ (42,305)      $  39,155     $ (35,027)      $ (46,851)     $      43
                                                 =========================================================================

    Net Income (loss) per Common Share           $   (1.74)      $    1.61     $   (1.46)      $   (1.96)     $     ---
    Total assets                                 $ 146,064       $ 174,079     $ 135,438       $ 143,372      $  179,629
    Long-term debt                               $ 135,120       $ 121,693     $ 138,902       $ 115,749      $  101,700
    Stockholders' equity (deficit)               $ (29,784)      $  12,408     $ (26,875)      $   7,902      $   55,188

(1) Results for the years ended December 31, 2001, 1999 and 1998 include impairments of oil and gas properties of $9.1 million, $13.2 million and $20.4 million, respectively.
(2) During 2001 the Company re-established a deferred tax valuation allowance that had been eliminated in 2000. The change in the valuation allowance was primarily due to lower volumes and market prices for oil and natural gas, resulting in lower estimates of future net income, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) No Common Share dividends have been paid in the five-year period ending December 31, 2001. Results for each year presented may not necessarily be comparative due to numerous acquisitions, see "Business strategy - Strategic Acquisitions and Mergers" for further discussion of acquisitions.

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

Liquidity and Capital Resources

        As a result of much higher oil and natural gas prices during 2000 and 2001, PANACO realized record high cash flows from operations in 2000 and 2001. With the market prices for acquisitions increasing, PANACO focused on developmental and exploratory drilling in both of these years. During 2001, we used all of our cash flows from operating activities for drilling new wells, primarily in the Gulf of Mexico, and for the acquisition of an oil property contiguous with a property that we already owned. While we were successful on a percentage completion basis, (85%) of total new wells drilled, the reserves discovered did not amount to the level anticipated. The result was lower production during 2001 and lower reserves in place at the end of 2001. Consequently, the combination of lower production and a decline in commodity prices during 2001 resulted in lower than projected cash flows from operations.

        PANACO's 2001 capital spending totaled $45.0 million, of which $3.9 million was for the acquisition of proved oil reserves and the remainder was for exploratory and developmental drilling. We also sold an offshore, non-operated property in 2001 and deposited $2.4 million of cash into restricted cash accounts as required under agreements in place. Our cash flows from operations were used to fund the 2001 expenditure program, which also required a net increase in debt of $13.4 million, funded by PANACO's amended Credit Facility. At December 31, 2001, PANACO's balance due under the Credit Facility was $32.9 million, leaving $4.8 million available after a $1.3 million letter of credit.

        At December 31, 2001, 81% of PANACO's total assets were represented by oil and natural gas properties, pipelines and equipment, net of accumulated depletion, depreciation and amortization.

Working Capital

        To reduce interest costs, we keep as little cash on hand as possible and apply available cash to our Credit Facility. The timing of the receipt of monies due us, the timing of payments we make to vendors, the timing of capital expenditures and revenues all impact PANACO's working capital. PANACO's working capital deficit totaled $24.4 million at December 31, 2001. Due to substantial losses incurred in 1999 and 2001 and less than anticipated results from our drilling program in late 2000 and most of 2001, we accumulated a significant working capital deficit as of December 31, 2001. The deficit totaled $24.4 million. The lack of performance from wells drilled during 2000 and 2001, along with decreased commodity prices in late 2001, reduced estimated future net cash flows and availability under our Credit Facility to a point at which there is substantial doubt about the Company's ability to reduce this deficit in a timely manner. See Note 2 to financial statements.

        Given this situation, we engaged an investment bank in early 2002 to help us explore strategic financial alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. PANACO is also in discussions to increase the amount of our Credit Facility, which may require a waiver from the holders of the Senior Notes. No assurances can be made that we will be able to implement any plan that will resolve the working capital deficit or that a plan will be implemented in a timely manner. As a result, we may not be able to continue as a going concern. In addition, some of these alternatives may require approval from our Credit Facility lenders or the approval of our Senior Note holders as well as Shareholder approval.

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

        At December 31, 2001 the Company was not in compliance with a financial covenant in the Senior Notes indenture. The covenant requires a specified ratio of assets (as defined in the agreement) to total indebtedness. Should this condition continue to exist for two successive quarters, the Company is required to make an offer to the Senior Note holders to repurchase an amount of the notes (at par plus accrued interest) sufficient to meet the ratio required in the indenture. Based on increased market prices for oil and natural gas, we estimate that the Company will be in compliance with this covenant at March 31, 2002 and we will not be required to make such an offer to the holders of the Senior Notes. However, no assurances can be given that we will meet this covenant or that the Company will be able to repurchase the amount of the notes required under the Indenture. As a result, we may not be able to continue as a going concern. See Note 2 to financial statements.

Contractual Obligations and Commercial Commitments

        The following table sets forth PANACO's obligations and commitments to make future payments under its debt agreements, lease agreements, and other long-term obligations as of December 31, 2001.

                                                                         PAYMENTS DUE BY PERIOD
                                                                         (Amounts in Thousands)
                                               ----------------------------------------------------------------------------
                                                                Less than
          Contractural Obligations                 Total         1 Year        1-3 Years      4-5 Years     After 5 Years
---------------------------------------------------------------------------------------------------------------------------
Principal Payments on Long-Term Debt           $     132,871  $          --  $     132,871  $          --  $          --
Interest Payments on Long-Term Debt                   35,758         12,844         22,914             --             --
Operating Leases:
Office Space                                           1,339            459            880             --             --
                                               -------------  -------------  -------------  -------------  -------------
Total Contractual Cash Obligations             $     169,968  $      13,303  $     156,665  $          --  $          --
                                               =============  =============  =============  =============  =============


                                                                AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                                         (Amounts in Thousands)
                                               ----------------------------------------------------------------------------
                                                   Total
                                                   Amount
                                                  Committed     Less than
        Other Commercial Commitments                             1 Year        1-3 Years      4-5 Years     After 5 Years
---------------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit                      $       1,300  $          --  $          --  $          --  $        1,300
                                               -------------  -------------  -------------  -------------  --------------
Total Other Commercial Commitments             $       1,300  $          --  $          --  $          --  $        1,300
                                               =============  =============  =============  =============  ==============

        Contractual obligations excludes a production payment that is a property specific, non-recourse, obligation of PANACO. Interest amounts due under PANACO's Credit Facility are calculated assuming the rate and balance due remain constant over the term of the facility.

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

        In November 2001, we amended a Credit Facility that was originally put in place in September 1999. The amendment reduced the facility from $60 million to $40 million, in order to reduce interest and debt service costs associated with the facility. The new facility is for two years and borrowings under the facility bear interest at either the Wells Fargo prime rate plus 0.25% to 0.75% or at LIBOR plus 2.25% to 2.75%, both depending on the percentage of the facility used, and has a minimum interest rate of 6.75%. At December 31, 2001, PANACO had $32.9 million borrowed under the Credit Facility, with $6.1 million of availability, of which $1.3 million was reserved by a letter of credit.

        The Credit Facility is a revolving credit agreement subject to monthly borrowing base determinations. These determinations are made based on internally prepared engineering reports, using a two year average of NYMEX future commodity prices and are based on our semi-annual third party reserve reports. Indebtedness under this Credit Facility constitutes senior indebtedness with respect to the Senior Notes. The Credit Facility also contains certain limitations on mergers, additional indebtedness and pledging or selling assets.

        In March 2002, the Credit Facility was amended in order to cure covenants that we were not able to satisfy on December 31, 2001. This amendment requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and
0.25 to 1.0 thereafter. The amendment also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. In addition, the amendment eliminates the requirement for hedges until March 31, 2002. Based on current projections, we believe we will be in compliance with all of the terms of the agreement through December 31, 2002. However, no assurances can be given that we will be in compliance through December 31, 2002. As a result, we may not be able to continue as a going concern. See Note 2 to financial statements.

Critical Accounting Policies

        Application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. In addition, alternatives can exist among various accounting methods. In such cases, the choice of accounting method can also have a significant impact on reported amounts.

        The Company's estimates of proved oil and gas reserve quantities, the application of the successful efforts method of accounting for our exploration and production activities, the application of standards of accounting for hedging activities, and the accounting method used for revenue recognition require management to make numerous estimates and judgments.

Successful Efforts Method of Accounting for Oil and Gas Properties

        The Company's exploration and production activities are accounted for using the successful efforts method. We believe that the successful efforts method is the most appropriate method to use to account for our oil and gas production activities while allowing for comparable analysis with our peers.

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

Reserves

        Estimates of PANACO's proved oil and gas reserves are prepared by our third-party engineers in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices except by contractual arrangement and assuming continuation of existing operating conditions. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Third party engineering firms calculate the quantity of PANACO's reserves based on information we provide them. These reserve estimates have a significant effect on DD&A expense and on asset impairment reviews.

Revenue Recognition

        The Company recognizes its ownership interest in oil and gas production as revenue. Revenues from the sales of crude oil and natural gas are recognized when delivery to the customer has occurred and title has transferred. This usually transpires when production has been delivered to the pipeline. The Company may have an interest with other producers in certain properties, in which case the Company uses the entitlements method to account for sales of production and imbalances. At December 31, 2000 the Company's imbalance position was an over-produced, or payable balance of 610,000 Mcf valued at $2.9 million. At December 31, 2001 the Company's imbalance position was an over-produced, or payable balance of 265,000 Mcf valued at $1.1 million.

Hedging Activities

        The Company hedges the prices of its oil and gas production through the use of oil and natural gas swap contracts and put options within the normal course of its business. The Company uses swap contracts and put options to reduce the effects of fluctuations in oil and natural gas prices. To qualify as hedging instruments, swaps or put options must be highly correlated to anticipated future sales such that the Company's exposure to the risk of commodity price changes is reduced. Realized gains and losses are recognized monthly as adjustments to revenues in the same production period as the hedged production. Contracts are placed with entities that the Company believes have minimal credit risk. Contracts that do not or cease to qualify as a hedge are recorded at fair value, with changes in fair value recognized in income.

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS133"), Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. On March 28, 2002 we put in place two hedges for both oil and natural gas produced from May 1 through October 31, 2002. The natural gas hedge is a cost-free collar on 3,000 MMbtu and contains a minimum price of $3.00 per MMbtu and a maximum price of $3.45 per MMbtu to be received for the quantity hedged. The oil hedge is a swap on 500 barrels of oil per day with prices ranging from $24.96 per barrel to $25.87 per barrel for the quantity hedged. The volumes hedged account for 21% and 18%, respectively, of PANACO's current estimates of total production for the periods hedged.

                        Production, Price, and Cost Data

        The following table presents certain production, price, and cost data with respect to our properties for the three years ended December 31, 2001.

                                                                    For the year ended December 31,
                                                          2001                   2000                    1999
                                                  ------------------------------------------------------------------
   Oil and Condensate:
     Net production (Bbls)(a)                              923,000              1,070,000               1,170,000
     Revenue                                       $    23,291,000         $   32,396,000         $    22,025,000
     Hedge gains (losses)                          $           ---         $     (710,000)        $    (1,784,000)
     Average net Bbl per day                                 2,529                  2,924                   3,204
     Average price per Bbl before hedges           $         25.23         $        30.28         $         18.83
     Average price per Bbl including hedges        $         25.23         $        29.62         $         17.31

   Natural Gas:
     Net production (Mcf)(a)                            10,703,000             13,547,000              11,114,000
     Revenue                                       $    49,419,000         $   57,246,000         $    25,267,000
     Hedge gains (losses)                          $     3,536,000         $     (382,000)        $    (2,836,000)
     Average net Mcf per day                                29,300                 37,000                  30,400
     Average price per Mcf before hedges           $          4.62         $         4.23         $          2.27
     Average price per Mcf including hedges        $          4.95         $         4.20         $          2.02

   Total oil and natural gas sales                 $    76,246,000         $   88,550,000         $    42,672,000

   Production costs                                $    24,658,000         $   20,876,000         $    17,740,000
     Total production (Mcfe)(b)                         16,241,000             19,996,000              18,132,000
     Production cost per Mcfe(b)                   $          1.52         $         1.05         $           .98

      --------------
(a) Production information is net of all royalty interests. Beginning in 1999, the MMS began taking its royalties in-kind rather than being paid in cash.
(b) Oil production is converted to Mcfe at the rate of 6 Mcf per Bbl, which represents the estimated relative energy content of natural gas to oil.

Results of Operations

Revenues

        One of the most significant factors affecting our business is the market price of the oil and natural gas that we produce and sell. In late 1997 and continuing through early 1999, both oil and natural gas prices were lower than they had been in the proceeding years. A turnaround was seen in 1999 and continued through early 2001 where we benefited from a steady increase in realized prices. The average realized price, net of hedges, has increased 46% for oil and 145% for natural gas from 1999 to 2001.

        Primarily due to disappointing results from PANACO's drilling projects in 2001, both oil and natural gas production declined from the previous years' levels. These declines resulted in 14% lower oil and natural gas sales, which totaled $76.2 million in 2001. While oil and natural gas production from the East Breaks 110 and West Delta Fields increased, they did not offset natural production declines on most of our other fields. Production at our East Breaks 160 Field began to increase in December 2001 with the addition of two new wells, which should have a more meaningful impact on the first quarter of 2002. While oil prices decreased 15% from 2000, natural gas prices continued their increase from 1999 and averaged $4.95 per Mcf during 2001. The most significant price gains were realized in the first half of 2001, however, by the end of 2001, natural gas prices had dropped drastically.

        Our oil and natural gas revenues reached an all-time high of $88.6 million in 2000, a 108% increase over 1999. Including hedges, we realized a 71% increase in our average price per barrel. Natural gas prices also increased dramatically in 2000, from $2.02 per Mcf in 1999 to $4.20 per Mcf in 2000. Coupled with a 22% increase in natural gas production, natural gas revenues increased to $56.9 million in 2000, a 154% increase over 1999. Once commodity prices began to improve in late 1999, we increased spending in that year and through 2000, which resulted in increased production.

        During 2001 PANACO sold its interest in a non-operated offshore property, which resulted in a gain of $4.0 million. During the fourth quarter of 2000 we also sold two offshore properties resulting in a gain of $1.9 million. Also, two lawsuits were settled during 2000 for which we received a total of $2.6 million.

Cost and Expenses

        Lease operating expenses ("LOE"), totaled $24.7 million in 2001, an increase of $3.8 million over the prior year. The increase is due to the acquisition of the West Delta 52 Field in April 2001, which accounted for $2.2 million of additional LOE. Also, workover and repair expenses increased $1.2 million over 2000. These expenses are those outside of recurring monthly operating expenses and are typically for well and platform maintenance and repairs. Lease operating expenses also increased in 2000 when compared to 1999, from $17.7 million to $20.9 million. The primary factor in the higher LOE in 2000 was an increase in workover and repair expenses, which began in late 1999 as PANACO began to increase overall capital spending. LOE for 2000 includes $5.7 million of workover and repair expenses as compared to $1.0 million for these same expenses in 1999.

        Depletion, depreciation and amortization ("DD&A"), increased to $34.5 million in 2001, from $27.0 million in 2000. While total production decreased 19% for the same period, PANACO's DD&A per Mcf equivalent ("Mcfe") of production increased 57% to $2.12 per Mcfe in 2001, from $1.35 in 2000. The increase from 2000 is primarily due to the disappointing results at East Breaks 110, where PANACO's finding cost for reserves increased significantly. DD&A increased 2% in 2000 to $27.0 million, compared to $26.4 million in 1999. The increase was due to a 10% increase in total production, upon which our depletion is calculated. However, this increased production was offset by a lower depletion rate per unit of production, from $1.46 per Mcfe in 1999 to $1.35 per Mcfe in 2000. The decrease in depletion per Mcfe was primarily due to property impairments in 1999 totaling $13.2 million. This impairment reduced the remaining capitalized costs to be depleted in 2000.

        General and administrative expenses ("G&A") decreased $0.9 million in 2001, to $4.0 million. The 2000 G&A was higher due to bonuses paid in 2000 and higher staffing levels in that year. During 2001 PANACO reduced G&A expenses by reducing the number of employees and focusing on controlling costs. We began 2001 with 37 employees and ended 2001 with 31 employees. G&A totaled $4.9 million and $3.9 million in 2000 and 1999, respectively. The increase in 2000 of $1.0 million relates primarily to the $0.6 million of employee bonuses paid in 2000, as there were no bonuses paid in 1999.

        Bad debt expense increased to $3.3 million in 2001, from $0.3 million in 2000 and $0.1 million in 1999. The increase in 2001 relates to the write-off of a receivable from Enron of $3.0 million, $1.2 million of which was for the final payment due under a natural gas swap agreement and $1.8 million for natural gas sold to Enron through early December 2001. PANACO no longer sells any production to Enron.

        Production and ad valorem taxes remained relatively flat in 2001, totaling $2.0 million, when compared to 2000, which totaled $2.1 million. When comparing 2000 to 1999, the increase of $0.9 million is due to the increase in total revenues. These taxes vary from year to year primarily based on our production mix. Production from offshore properties is not subject to production taxes, while onshore properties and those in state waters are. These taxes are based on the value of the sales from the production or the number of units produced, depending on the location of the properties.

        Exploratory dry hole expense and geological and geophysical expense (collectively referred to as "exploration expenses") totaled $9.3 million and $5.7 million in 2001 and 2000, respectively. With the increase in drilling activity by PANACO in 2001 and 2000, versus acquisitions, our exploration expenses also increased. The two largest components of exploration expense in 2001 were unsuccessful wells drilled at East Breaks 110 ($3.9 million) and Umbrella Point ($3.8 million). The increase of $3.2 million in exploration expenses in 2000 over 1999, was due to three unsuccessful wells drilled, the largest of which was also in the East Breaks 110 Field, and totaled $2.3 million.

        During 2001 PANACO recognized an asset impairment of $9.1 million, $1.9 million of which related to an unproved property, based on the unsuccessful well at Umbrella Point. The balance of the impairment was due to lower estimated future net revenues for our proved properties primarily as a result of declining oil and natural gas prices as well as reserve volume reductions. During 1999 we recorded an oil and gas property impairment of $13.2 million, which related to two property groups. Part of the impairment provision related to our unproved property costs, for which we did not have planned development activity. The other part of the impairment provision was recorded in connection with a reserve reduction on a proved property. During 2000 we did not record an asset impairment.

        During 2000 a former officer and director resigned in accordance with the terms of his employment agreement. Under the terms of this agreement, the former employee received two years of his salary in addition to other benefits. We recorded a $0.7 million charge in connection with the resignation.

        PANACO's average borrowings during most of 2001 under the Credit Facility were equal to or lower than the levels outstanding in 2000. In addition, as the prime rate decreased in 2001, our average interest rate also decreased, resulting in a $2.3 million decrease in net interest expense in 2001. During 2000 net interest expense increased primarily due to higher borrowing levels under our Credit Facility. During 2000 our weighted average interest rates also increased due to two factors (1) the new Credit Facility put in place in late 1999 and (2) increases in the prime rate, which is the base for our Credit Facility interest rate.

Income Tax Expense/(Benefit)

        As oil and natural gas prices increased during 2000, we were able to project future net income sufficient to utilize our net operating loss carry-forwards. As such, during 2000 we recorded an income tax benefit of $29 million by reversing a valuation allowance recorded against these assets. We also recorded an income tax expense provision of $6.3 million during 2000 based on pre-tax income for the year of $16.5 million, resulting in a net income tax benefit of $22.7 million in 2000. No income tax expense or benefit was recorded in 1999. During 2001, the decrease in oil and natural gas prices had the opposite effect. In the latter part of 2001, future net income projections had decreased to a point at which we were not able to project sufficient net income to utilize any of the net operating loss carry-forwards. As such, a valuation allowance of $30.1 million was re-established.

Extraordinary Item

        During 1999 we recorded an extraordinary item for the early retirement of long-term debt. This charge was recorded in connection with the prepayment of our Credit Facility. We put in place a new Credit Facility in September 1999.

Outlook

        As a relatively small, leveraged oil and natural gas exploration and production company, the success and outcome of our business are highly dependent on oil and natural gas prices. Not only are our revenues, cash flows, results of operations and liquidity impacted by commodity prices, our ability to obtain financing for our business is also influenced by these prices. The nature of our business is capital intensive, typically requiring an investment up front and a resulting return on that investment. The resulting return and success of that investment will vary depending on the prices we receive for the oil and natural gas. Also, due to the geographic area that we operate in, the levels of capital spending are significant and the lives of the reserves that we own are relatively short. Historically, our reserves have a five to seven year life, which tends to amplify the effect oil and natural gas price fluctuations have on our Company.

        Due to results that were below expectations during 2001, we ended the year with lower reserves than those at the beginning of the year, despite $45 million in capital expenditures. In addition, lower production and lower commodity prices caused our total debt and working capital deficit to increase by $13.4 million and $7.8 million, respectively. In an effort to reduce the working capital deficit, we have delayed most of the 2002 approved capital budget of $25 million until April 1, 2002, at which time we will evaluate our financial situation and decide at that point whether to proceed with the capital projects or delay them further. By doing so, production and cash flows for 2002 could be negatively impacted. The capital budget for 2002 of $25 million consists primarily of drilling, 45% of which we estimate will be exploratory and 55% of which we estimate will be developmental. The execution of this budget depends on PANACO's ability to pay for the projects with cash flows from operations.

        Given these issues, PANACO engaged an investment bank in early 2002 to help the Company explore strategic financial alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. No assurances can be made that the Company will be able to implement any plan that will resolve the working capital deficit, ensure we maintain compliance with our Credit Facility and Senior Note covenants, or that a plan will be implemented in a timely manner and, as a result, the Company may not be able to continue as a going concern. In addition, any of these alternatives will most likely require approval from PANACO's Credit Facility lenders and may require the approval of our Senior Note holders as well as Shareholder approval.

        We were required to amend our Credit Facility during the first quarter of 2002 due to the inability to meet certain covenants contained in those agreements. We believe these changes will allow PANACO to meet the requirements of these agreements, however, we cannot assure you that we will be able to do so. In addition, availability under the Credit Facility will be limited due to higher borrowings.

        In March 2002, the Credit Facility, with borrowings of $32.9 million, was amended in order to cure covenants that we were not able to satisfy on December 31, 2001. This amendment requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and 0.25 to 1.0 thereafter. The amendment also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to
1.0 thereafter. Based on current projections, we believe we will be in compliance with all of the terms of the Credit Facility through December 31, 2002. However, no assurances can be given that we will be in compliance through December 31, 2002. PANACO's $100 million of Senior Notes require that we maintain a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of our indebtedness at the end of each quarter. If our ACNTA falls below this percentage of indebtedness for two succeeding quarters, we must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. Actual results through March 31, 2002 are not yet available, however, based on increased market prices for oil and natural gas, we estimate that the Company will be in compliance with the covenant at March 31, 2002. However, no assurances can be given that we will meet this covenant or that the Company will be able to repurchase the amount of the notes required under the Indenture.

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

        Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. All of our derivative financial instruments subject to SFAS 133 have been designated as cash flow hedges.

Impact of Recently Issued Accounting Pronouncements

        During 2001, the Financial Accounting Standards Board issued four new pronouncements:

        Statement 141, Business Combinations ("SFAS 141"), requires that the purchase method of accounting be used to account for all business combinations and applies to all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of this statement would be applied were we to enter into any future business combination. The statement has no impact on PANACO's historical financial statements.

        Statement 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires that goodwill no longer be amortized but tested for impairment at least annually. Other intangible assets are to be amortized over their useful lives and reviewed for impairment. An intangible asset with an indefinite useful life will not be amortized until its useful life becomes determinable. The effective date of this statement is January 1, 2002. The provisions of this statement would be applied if we were to enter into any future business combination pursuant to which goodwill or other intangible assets were recognized. The statement has no impact on PANACO's historical financial statements.

        Statement 143, Accounting for Asset Retirement Obligations ("SFAS 143"), requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company will be required to adopt SFAS 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. Currently, we record estimated costs of dismantlement, removal, site reclamation, and similar activities as part of our depreciation, depletion, and amortization for oil and gas properties without recording a separate liability for such amounts. We have not yet completed our assessment of the impact of SFAS 143 on our financial condition and results of operations. We expect that adoption of the statement will result in increases in the capitalized costs of our oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

        Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), retains the fundamental provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for recognizing and measuring impairment losses while resolving significant implementation issues associated with SFAS 121. SFAS 144 also expands the basic provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding presentation of discontinued operations in the income statement. The scope for reporting a discontinued operation has been expanded to include a "component" of an entity. A component comprises operations and cash flows that can be clearly distinguished from the rest of the entity. It could be a segment, a reporting unit, a consolidated subsidiary, or an asset group. We have not yet completed our evaluation of SFAS 144 and it's impact on our financial condition and results of operations. We believe that the implementation will be largely unchanged from SFAS 121.

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

        During 2001, 2000 and 1999 we hedged the following percentages of our oil and natural gas production. During 2001 PANACO entered into a swap for 61% of our natural gas production and an option to put oil to a purchaser at a fixed price on 30% of our oil production. During 2000 we entered into agreements to put oil and natural gas to a purchaser at predetermined prices. During 1999 we entered into a combination of options to put produced volumes to a purchaser at a predetermined price and swaps based on a single predetermined price or a range of high and low predetermined prices. Following is a summary of the results of those years' hedging activities.

                             Volume Hedged                   Percentage of Actual Production          Realized
         Year        Natural Gas (Bcf)    Oil (MBbl)               Natural Gas     Oil               Gain/(Loss)
         ----        -------------------------------               -------------------               -----------
         1999               8.8              540                      79%         46%               ($4.6 million)
         2000               3.7              422                      27%         39%               ($1.1 million)
         2001               6.6              273                      61%         30%                $3.5 million

        At December 31, 2001 we had $100 million in Senior Notes outstanding with a fixed interest rate of 10 5/8%. We also had $32.9 million outstanding under our Credit Facility at December 31, 2001. The Credit Facility is a floating rate facility, with a fair value of $32.9 million. We did not have any interest rate hedge agreements at December 31, 2001. On March 28, 2002 we put in place two hedges for both oil and natural gas produced from May 1 through October 31, 2002. The natural gas hedge is a cost-free collar on 3,000 MMbtu and contains a minimum price of $3.00 per MMbtu and a maximum price of $3.45 per MMbtu to be received for the quantity hedged. The oil hedge is a swap on 500 barrels of oil per day with prices ranging from $24.96 per barrel to $25.87 per barrel for the quantity hedged. The volumes hedged account for 21% and 18%, respectively, of PANACO's current estimates of total production for the periods hedged.

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

                                                                                 2001
                                               ----------------------------------------------------------------------
                                               1st Quarter        2nd Quarter          3rd Quarter        4th Quarter
                                               -----------        -----------          -----------        -----------
Total revenues                                 $    26,316        $    24,024          $    16,685         $   13,188
Operating income (loss)                              8,272             (1,245)              (1,498)           (12,307)
Income (loss) before extraordinary item              3,366             (2,492)             (26,608)           (16,571)
Net income (loss)                              $     3,366        $    (2,492)         $   (26,608)        $  (16,571)
                                               ===========        ===========          ===========         ==========
Net income (loss) per share                    $      0.14        $     (0.10)         $     (1.10)        $    (0.68)
                                               ===========        ===========          ===========         ==========

                                                                                2000
                                               ----------------------------------------------------------------------
                                               1st Quarter        2nd Quarter          3rd Quarter        4th Quarter
                                               -----------        -----------          -----------        -----------
Total revenues                                 $    15,619        $    21,280          $    24,911        $    26,740
Operating income                                     3,853              6,939                7,784             12,787
Income before extraordinary item                       253             30,639                2,462              5,801
Net income                                     $       253        $    30,639          $     2,462        $     5,801
                                               ===========        ===========          ===========         ==========
Net income per share                           $      0.01        $      1.26          $      0.10        $      0.24
                                               ===========        ===========          ===========         ==========

Quarterly Periods Ending December 31, 2001

        During the first quarter of 2001 PANACO drilled an unsuccessful well at East Breaks 110, the primary factor in $3.9 million of exploratory dry hole expense during the quarter.

        In the second quarter of 2001, an impairment of oil and natural gas properties totaling $6.5 million was recognized. The impairment was due to lower estimates of future net revenues for our assets, due primarily to lower oil and natural gas prices.

        As oil and natural gas prices continued to decrease in the third quarter of 2001, we were not able to project sufficient net income to utilize PANACO's net operating loss carry-forwards. As such, a valuation allowance was re-established for our deferred tax assets, resulting in a net charge to income tax expense of $23 million.

        During the fourth quarter of 2001 an additional $3.8 million of exploratory dry hole expense was recorded based on an unsuccessful exploratory well at Umbrella Point. In addition, this well required an impairment to PANACO's unproved property. The impairment for the fourth quarter totaled $2.3 million, the majority of which is related to Umbrella Point.

Quarterly Periods Ending December 31, 2000

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.
                                                              PART III


Item 10.  Directors and Executive Officers of the Registrant.

        The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2001. Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

        The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2001. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2001. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

        The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2001. Such information is incorporated herein by reference.

                                                               Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)    See Index to Financial Statements, Page F-1.

         (b)    Reports on Form 8-K.
                None.

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

                10.25.2            Third amendment to the Company's credit agreement.

                10.25.3****        Sixth amendment to the Company's credit agreement.

                10.25.4****        Seventh amendment to the Company's credit agreement.

                10.27              Employment  agreement  between the Company and Robert G. Wonish filed as an exhibit on the
                                   Form 10-Q on November 10, 2000, and incorporated herein by reference.

                10.28              Form of stock option agreement between the Company and key employees.

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

Exploratory Well. A well drilled to find and produce oil or natural gas in an unproved area, and/or to find a new reservoir in a field previously found to be productive of oil or natural gas in known reservoirs.

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

Net Acres or Net Wells. The sum of the net fractional working interests owned in gross acres or gross wells.

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

Pretax PV-10. The present value of proved reserves is an estimate of the discounted future net cash flows from oil and natural gas reserves at December 31, 2001, or as otherwise indicated. Net cash flow is defined as net revenues less production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. These future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 2001, or as otherwise indicated.

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

Sidetrack. A drilling operation involving the use of a portion of an existing well to drill a second hole, in which a milling tool is used to grind out a "window" through the side of an existing casing string at some selected depth. The drill bit is then directed out of the window at a desired angle into previously undrilled strata. From this directional start a new hole is drilled to the desired formation depth and casing is set in the new hole and tied back into the older casing, generally at a lower cost because of the utilization of a portion of the original casing.

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

      PANACO, Inc.

      By: \s\ Robert G. Wonish                                   April 15, 2002
                                                                 --------------
      Robert G. Wonish, President and
      Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By: \s\ Robert G. Wonish                                   April 15, 2002
                                                                 --------------
      Robert G. Wonish, President and
      Chief Operating Officer and Director

      By: \s\ Todd R. Bart                                       April 15, 2002
                                                                 --------------
      Todd R. Bart
      Chief Financial Officer and
      Principal Accounting Officer

      By: \s\ Harold First                                       April 15, 2002
                                                                 --------------
      Harold First, Director

      By: \s\ A. Theodore Stautberg                              April 15, 2002
                                                                 --------------
      A. Theodore Stautberg, Jr., Director

      By: \s\ James B. Kreamer                                   April 15, 2002
                                                                 --------------
      James B. Kreamer, Director

      By: \s\ Felix A. Pardo                                     April 15, 2002
                                                                 --------------
      Felix A. Pardo, Director

      By: \s\ Stanley Nortman                                    April 15, 2002
                                                                 --------------
      Stanley Nortman, Director

      By: \s\ George W. Hebard III                               April 15, 2002
                                                                 --------------
      George W. Hebard III, Director

                                  PANACO, Inc.
                         INDEX TO FINANCIAL STATEMENTS

                                                                   Beginning on
PANACO, Inc. - AUDITED FINANCIAL STATEMENTS                        Page Number
-------------------------------------------                        ------------

Independent Auditors' Report                                           F-2

Consolidated Balance Sheets, December 31, 2001 and 2000                F-3

Consolidated Statements of Operations for the Years Ended
     December 31, 2001, 2000 and 1999                                  F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended December 31, 2001, 2000 and 1999              F-6

Consolidated Statements of Changes in Comprehensive Income (Loss)
     for the Year Ended December 31, 2001                              F-7

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999                                  F-8

Notes to Consolidated Financial Statements for the Years Ended
     December 31, 2001, 2000 and 1999                                  F-9


                          Independent Auditors' Report



The Board of Directors and Shareholders of
PANACO, Inc.:

We have audited the accompanying consolidated balance sheets of PANACO, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), changes in comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PANACO, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and restrictive debt covenants that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            KPMG LLP
Houston, Texas
April 15, 2002


                                  PANACO, Inc.
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

                                                                                          December 31,
                                                                                          ------------
                                                                             2001                            2000
                                                                             ----                            ----
CURRENT ASSETS
Cash                                                                   $     5,582,000                 $     2,878,000
Accounts receivable, net of an allowance
   of $3,440,000 and $554,000, respectively                                  8,363,000                      17,680,000
Accounts receivable-related party                                                  ---                         300,000
Prepaid and other                                                              917,000                         907,000
                                                                       ---------------                 ---------------
        Total current assets                                                14,862,000                      21,765,000
                                                                       ---------------                 ---------------

OIL AND GAS PROPERTIES, AS DETERMINED
BY THE SUCCESSFUL EFFORTS METHOD
OF ACCOUNTING
    Oil and gas properties, proved                                         286,453,000                     289,892,000
    Less accumulated depreciation, depletion and amortization             (183,867,000)                   (193,135,000)
    Net unproved oil and gas properties                                        232,000                       2,888,000
                                                                       ---------------                 ---------------
        Net oil and gas properties                                         102,818,000                      99,645,000
                                                                       ---------------                 ---------------

PIPELINES AND EQUIPMENT
    Pipelines and equipment                                                 26,532,000                      26,409,000
    Less accumulated depreciation                                          (10,939,000)                     (8,256,000)
                                                                       ---------------                 ---------------
        Net pipelines and equipment                                         15,593,000                      18,153,000
                                                                       ---------------                 ---------------

OTHER ASSETS
    Restricted deposits                                                     11,011,000                       8,625,000
    Deferred financing costs, net                                            1,780,000                       3,128,000
    Deferred income taxes                                                          ---                      22,763,000
                                                                       ---------------                 ---------------
        Total other assets                                                  12,791,000                      34,516,000
                                                                       ---------------                 ---------------

TOTAL ASSETS                                                              $146,064,000                    $174,079,000
                                                                       ===============                 ===============


                                                                   (Continued)








          See accompanying notes to consolidated financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                                                             December 31,
                                                                                       2001                 2000
                                                                                       ----                 ----

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                       $   35,185,000        $   31,963,000
    Interest payable                                                                    2,864,000             2,917,000
    Gas imbalance payable                                                               1,149,000             2,860,000
    Restricted cash payable                                                                25,000               629,000
                                                                                   --------------        --------------
       Total current liabilities                                                       39,223,000            38,369,000
                                                                                   --------------        --------------

DEFERRED CREDITS                                                                        1,505,000             1,609,000

LONG-TERM DEBT                                                                        135,120,000           121,693,000


COMMITMENTS AND CONTINGENCIES                                                                 ---                   ---


STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Shares, $.01 par value,
       5,000,000 shares authorized; no
       shares issued and outstanding                                                          ---                   ---
    Common Shares, $.01 par value,
       100,000,000 shares authorized;
       24,359,695 and 24,323,521 shares
       issued and outstanding, respectively                                               247,000               246,000
    Additional paid-in capital                                                         69,089,000            68,977,000
    Accumulated deficit                                                               (99,120,000)          (56,815,000)
                                                                                   --------------        --------------
       Total stockholders' equity (deficit)                                           (29,784,000)           12,408,000
                                                                                   --------------        --------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $ 146,064,000         $ 174,079,000
                                                                                    =============         =============














          See accompanying notes to consolidated financial statements.


                                  PANACO, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended December 31,
                                                                     -----------------------------
                                                           2001                  2000                  1999
                                                           ----                  ----                  ----
REVENUES
    Oil and natural gas sales                          $   76,246,000       $   88,550,000        $   42,672,000
    Gain on property sales                                  3,967,000            1,938,000                   ---
    Lawsuit recoveries                                            ---            2,575,000                   ---
                                                       --------------       --------------        --------------
       Total                                               80,213,000           93,063,000            42,672,000

COSTS AND EXPENSES
    Lease operating expense                                24,658,000           20,876,000            17,740,000
    Depreciation, depletion and amortization               34,486,000           27,030,000            26,439,000
    General and administrative expense                      4,047,000            4,878,000             3,930,000
    Bad debt expense                                        3,348,000              344,000               139,000
    Production and ad valorem taxes                         1,997,000            2,089,000             1,202,000
    Exploratory dry hole expense                            8,375,000            4,361,000             1,050,000
    Geological and geophysical expense                        945,000            1,376,000             1,429,000
    Impairment of oil and gas properties                    9,135,000                  ---            13,202,000
    Severance expense                                             ---              746,000                   ---
                                                       --------------       --------------        --------------
       Total                                               86,991,000           61,700,000            65,131,000
                                                       --------------       --------------        --------------

OPERATING INCOME (LOSS)                                    (6,778,000)          31,363,000           (22,459,000)
                                                       --------------       --------------        --------------

OTHER INCOME (EXPENSE)
    Interest income                                           568,000              497,000               255,000
    Interest expense                                      (13,088,000)         (15,388,000)          (12,692,000)
    Other                                                    (273,000)                 ---                   ---
                                                       --------------       --------------        --------------
       Total                                              (12,793,000)         (14,891,000)          (12,437,000)
                                                       --------------       --------------        --------------

INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY ITEM                          (19,571,000)          16,472,000           (34,896,000)

INCOME TAXES (BENEFIT)                                     22,734,000          (22,683,000)                  ---
                                                       --------------       --------------        --------------

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                    (42,305,000)          39,155,000            (34,896,000)

EXTRAORDINARY ITEM - Loss on early
    retirement of debt                                            ---                  ---               (131,000)
                                                       --------------       --------------        ---------------
NET INCOME (LOSS)                                       $ (42,305,000)       $  39,155,000        $   (35,027,000)
                                                       ==============       ==============        ===============

BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE
    Income (loss) before extraordinary item           $         (1.74)       $        1.61        $         (1.45)
    Extraordinary item                                            ---                  ---                   (.01)
                                                      ---------------       --------------        ---------------
    Net income (loss)                                 $         (1.74)      $         1.61        $         (1.46)
                                                      ===============       ==============        ===============

BASIC SHARES OUTSTANDING                                   24,349,784           24,261,830             23,940,785
                                                      ===============       ==============        ===============

DILUTED SHARES OUTSTANDING                                 24,349,784           24,317,942             23,940,785
                                                      ===============       ==============        ===============

          See accompanying notes to consolidated financial statements.

                                  PANACO, Inc.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                                                       Total
                                       Number of       Common          Additional                                   Stockholders'
                                        Common          Share           Paid-In       Treasury       Accumulated        Equity
                                        Shares        Par Value         Capital        Stock           Deficit         (Deficit)
                                      ----------      ---------       ----------     --------       ------------   --------------

Balances, December 31, 1998           23,704,955      $240,000       $69,197,000    $(592,000)     $(60,943,000)  $  7,902,000

  Net loss                                   ---           ---               ---          ---       (35,027,000)   (35,027,000)
  Shares issued under Employee
    Stock Ownership Plan                 281,566         3,000           247,000          ---               ---        250,000
    Cancellation of treasury stock           ---           ---          (592,000)     592,000               ---            ---
                                      ----------       -------        ----------      -------       -----------     ----------
Balances, December 31, 1999           23,986,521       243,000        68,852,000          ---       (95,970,000)   (26,875,000)
                                      ----------       -------        ----------     --------       -----------    -----------

  Net income                                 ---           ---               ---          ---        39,155,000     39,155,000
  Shares issued under Employee
    Stock Ownership Plan                 337,000         3,000           125,000          ---               ---        128,000
                                      ----------       -------        ----------     --------       -----------    -----------
Balances, December 31, 2000           24,323,521       246,000        68,977,000          ---       (56,815,000)    12,408,000
                                      ----------       -------        ----------     --------       -----------    -----------

  Net loss                                   ---           ---               ---          ---       (42,305,000)   (42,305,000)
  Shares issued under Employee
    Stock Ownership Plan                  36,174         1,000           112,000          ---               ---        113,000
                                      ----------       -------        ----------     --------       -----------    -----------
Balances, December 31, 2001           24,359,695      $247,000       $69,089,000     $    ---      $(99,120,000)  $(29,784,000)
                                      ==========       =======        ==========     ========       ===========    ===========






















          See accompanying notes to consolidated financial statements.


                                  PANACO, Inc.
       CONSOLIDATED STATEMENTS OF CHANGES IN COMPREHENSIVE INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 2001




Accumulated Other Comprehensive Income (Loss), December 31, 2000               $         --

Net Loss                                                                         (42,305,000)

Accumulated Other Comprehensive Income
  Cumulative effect of change in accounting principle - January 1, 2001           (9,881,000)
  Changes in fair value of outstanding hedging positions                          13,417,000
  Financial derivative settlements transferred from
    Accumulated Other Comprehensive Income                                        (3,536,000)
                                                                               -------------

Accumulated Other Comprehensive Income                                                    --
                                                                               -------------

Comprehensive Income (Loss)                                                    $ (42,305,000)
                                                                               =============

There were no other items in Comprehensive Income (Loss) during 2001.


                                  PANACO, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                   2001               2000               1999
                                                                   ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $ (42,305,000)       $ 39,155,000      $ (35,027,000)
   Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
     Extraordinary item                                                 ---                 ---            131,000
     Depreciation, depletion and amortization                    34,486,000          27,030,000         26,439,000
     Impairment of oil and gas properties                         9,135,000                 ---         13,202,000
     Exploratory dry hole expense                                 8,375,000           4,361,000          1,050,000
     Deferred income tax benefit                                 22,763,000         (22,763,000)               ---
     ESOP stock contribution expense                                113,000             128,000            250,000
     Gain on property sales                                      (3,967,000)         (1,938,000)               ---
     Plug and abandoning of wells and platforms                  (6,930,000)                ---                ---
     Changes in operating assets and liabilities:
         Accounts receivable                                      9,285,000          (8,005,000)        (1,343,000)
         Related party note receivable                              300,000              16,000              2,000
         Prepaid and other                                         (501,000)           (177,000)          (347,000)
         Accounts payable                                         3,947,000          11,555,000          3,682,000
         Deferred credits                                          (104,000)          1,609,000                ---
         Gas imbalance payable                                     (348,000)          2,860,000                ---
         Interest payable                                           (53,000)            (86,000)           258,000
                                                               ------------        ------------      -------------
     Net cash provided by operating activities                   34,196,000          53,745,000          8,297,000
                                                               ------------        ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of oil and gas properties               2,843,000             783,000          1,036,000
   Capital expenditures and acquisitions                        (45,012,000)        (37,192,000)       (26,429,000)
   Increase in restricted deposits                               (2,386,000)         (2,395,000)        (1,883,000)
                                                               ------------        ------------       ------------
     Net cash used in investing activities                      (44,555,000)        (38,804,000)       (27,276,000)
                                                               ------------        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt proceeds                                       24,768,000          22,791,000         47,153,000
   Repayment of long-term debt                                  (11,341,000)        (40,000,000)       (24,000,000)
   Deferred financing costs                                        (364,000)           (429,000)        (2,051,000)
                                                               ------------        ------------       ------------
     Net cash provided by (used in) financing activities         13,063,000         (17,638,000)        21,102,000
                                                               ------------        ------------       ------------

NET INCREASE (DECREASE) IN CASH                                $  2,704,000        $ (2,697,000)      $  2,123,000

CASH AT BEGINNING OF YEAR                                         2,878,000           5,575,000          3,452,000
                                                               ------------        ------------       ------------

CASH AT END OF YEAR                                            $  5,582,000        $  2,878,000       $  5,575,000
                                                               ============        ============       ============




          See accompanying notes to consolidated financial statements.

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 2001:
-------------------------------------

The Company issued 36,174 common shares valued at $113,000 to the ESOP. The change in accounts payable from December 31, 2000 to December 31, 2001 excludes this non-cash reduction of the liability.

For the year ended December 31, 2000:
-------------------------------------

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


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year ended December 31:

                                                                   2001             2000              1999
                                                                   ----             ----              ----

Interest (gross interest paid)                                $  13,257,000     $  15,682,000    $  12,978,000
                                                              =============     =============    =============

Income taxes                                                  $         ---     $     145,000    $         ---
                                                              =============     =============    =============


                                  PANACO, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


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

Revenue Recognition
-------------------
The Company recognizes its ownership interest in oil and gas production as revenue. Gas balancing arrangements with partners in natural gas wells are accounted for by the entitlements method. At December 31, 2001 the Company's imbalance position was an over-produced, or payable balance of 265,000 Mcf valued at $1.1 million. At December 31, 2000 the Company's imbalance position was an over-produced, or payable balance of 610,000 Mcf valued at $2.9 million.

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS133"), Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. On December 31, 2001 the Company did not have any hedge agreements in place.

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

Income Taxes
------------
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that enactment date.

Oil and Gas Producing Activities and Depreciation, Depletion and Amortization
-----------------------------------------------------------------------------
The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, lease acquisition costs are initially capitalized. Exploratory drilling costs are also capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory costs are expensed. All development costs are capitalized. Non-drilling exploratory costs, including geological and geophysical costs and rentals, are expensed. Unproved leaseholds with significant acquisition costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Unproved leaseholds whose acquisition costs are not individually significant are aggregated, and such costs estimated to ultimately prove nonproductive, based on experience, are amortized over an average holding period. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds. Provision for depletion is determined on a depletable unit basis using the unit-of-production method. Estimated future abandonment costs are recorded by charges to depreciation and depletion expense over the lives of the proved reserves of the properties.

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

During 2001 the Company recorded asset impairments totaling $9.1 million. The unsuccessful development of potential reserves in the Umbrella Point Field accounted for $1.9 million of the impairment in 2001. The balance of the impairment was primarily due to lower estimates of future net revenues from the Company's proved reserves caused mainly by lower prices for oil and natural gas along with reserve revisions. The Company also recorded an asset impairment in 1999 of $13.2 million for unproved properties that the Company did not develop and for lowered reserve estimates in the High Island 309 Fields. During 2001, the Company sold the High Island 309 Fields and recognized a gain of $4.0 million on the sale. The Company also recognized a net gain of $1.9 million from the sale of three properties in 2000.

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

Capitalized Interest
--------------------
The Company capitalizes interest costs associated with unproved properties under development. Interest capitalized in 2001, 2000 and 1999 was $116,000, $208,000, and $544,000, respectively.

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

Per Share Amounts
-----------------
The Company's basic earnings per share amounts have been computed based on the average number of common shares outstanding. Diluted weighted average shares outstanding amounts include the effect of the Company's outstanding stock options and warrants using the treasury stock method when dilutive. During all or part of the periods presented, the Company had options outstanding that were exercisable at prices above the market and are not included in per share calculations. In addition, due to losses incurred in 1999 and 2001, common stock equivalents would be anti-dilutive and are not included in per share calculations.

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

Note 2 - WORKING CAPITAL DEFICIT AND RESTRICTIVE COVENANTS
         -------------------------------------------------

Due to substantial losses incurred in 1999 and 2001 and less than anticipated results from PANACO's drilling program in late 2000 and most of 2001, the Company accumulated a significant working capital deficit as of December 31, 2001. The deficit totaled $24.4 million. The lack of performance from wells drilled during 2000 and 2001, along with decreased commodity prices in late 2001, reduced estimated future net cash flows and availability under the Company's Credit Facility to a point at which there is substantial doubt about the Company's ability to reduce this deficit in a timely manner.

Given this situation, PANACO engaged an investment bank in early 2002 to help the Company explore strategic financial alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. The Company is also in discussions to increase the amount of its Credit Facility, which may require a waiver from the holders of the Senior Notes. No assurances can be made that the Company will be able to implement any plan that will resolve the working capital deficit or that a plan will be implemented in a timely manner. In addition, some of these alternatives may require approval from PANACO's Credit Facility lenders or the approval of our Senior Note holders as well as Shareholder approval.

        In March 2002, the Credit Facility, with borrowings of $32.9 million, was amended in order to cure covenants that we were not able to satisfy on December 31, 2001. This amendment requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and 0.25 to 1.0 thereafter. The amendment also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to
1.0 thereafter. Based on current projections, we believe we will be in compliance with all of the terms of the Credit Facility through December 31, 2002. However, no assurances can be given that we will be in compliance through December 31, 2002. PANACO's $100 million of Senior Notes require that we maintain a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of our indebtedness at the end of each quarter. If our ACNTA falls below this percentage of indebtedness for two succeeding quarters, we must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. Actual results through December 31, 2002 are not yet available, however, based on increased market prices for oil and natural gas, we estimate that the Company will be in compliance with the covenant at March 31, 2002. However, no assurances can be given that we will meet this covenant or that the Company will be able to repurchase the amount of the notes required under the Indenture.

Note 3 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
         ------------------------------------

In August 1994 the Company established an ESOP and Trust that covers substantially all employees. The Board of Directors can approve contributions, up to a maximum of 15% of eligible employees' gross wages. The Company incurred $195,000, $330,000, and $337,000 in costs for the years ended December 31, 2001, 2000 and 1999, respectively.

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

In the West Delta Fields and the East Breaks 109 and 110 Fields, the Company established an escrow for both Fields in favor of the surety bond underwriter, who provides a surety bond to the former owners of the West Delta Fields and to the MMS. The balance in this escrow account was $5.6 million at December 31, 2001 and requires quarterly deposits of $375,000 until the account balance reaches $7.8 million.

In the East Breaks 165 and 209 Fields the Company established an escrow account in favor of the surety bond underwriter, who provides surety bonds to both the MMS and the former owner of the Fields. The balance in this escrow account was $4.7 million at December 31, 2001 and requires quarterly deposits of $250,000 until the account balance reaches $6.5 million.

The Company has also established an escrow account in favor of BP under which the Company will deposit 10% of the net cash flows from the properties, as defined in the agreement, from the properties acquired from BP. This escrow account balance was $0.7 million at December 31, 2001.

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

Note 6 - LONG-TERM DEBT
         --------------

                                                             2001                        2000
                                                             ----                        ----
10 5/8 % Senior Notes due 2004(a)                      $    100,000,000             $   100,000,000
Revolving credit facility due 2003(b)                        32,871,000                  19,444,000
Production payment(c)                                         2,249,000                   2,249,000
                                                       ----------------             ---------------
                                                            135,120,000                 121,693,000

Less current portion                                                ---                         ---
                                                       ----------------             ---------------
    Long-term debt                                     $    135,120,000             $   121,693,000
                                                       ================             ===============

(a) In October 1997 the Company issued $100 million of 10.625% Senior Notes due 2004. Interest is payable semi-annually April 1 and October 1 of each year. The net proceeds of the transaction were used to repay or prepay substantially all of the Company's outstanding indebtedness and for capital expenditures. The notes are the general unsecured obligations of the Company and rank senior in right of payment to any subordinated obligations. The Senior Note indenture contains certain restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a restricted subsidiary to pay dividends or make certain payments to the Company and its Restrictive Subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, under certain circumstances, the Company will be required to offer to purchase the Senior Notes, in whole or in part, at a purchase price equal to 100% of the principal amount thereof plus accrued interest to the date of repurchase, with the proceeds of certain asset sales. The holders of the Senior Notes have acceleration rights, subject to certain grace periods, if the Company is in default under the credit facility. The Company must maintain a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of indebtedness at the end of each quarter. At December 31, 2001 the Company did not meet this ratio. Should this condition continue to exist for two successive quarters, the Company is required to make an offer to the Senior Note holders to repurchase an amount of the notes (at par plus accrued interest) sufficient to meet the ratio required in the indenture. Based on increased market prices for oil and natural gas, the Company estimates that it will be in compliance with this covenant at March 31, 2002 and will not be required to make such an offer to the holders of the Senior Notes. However, no assurances can be given that the Company will meet this covenant or that PANACO will be able to repurchase the amount of the notes required under the Indenture. As a result, the Company may not be able to continue as a going concern. See Note 2.

(b) In November 2001, the Company amended a Credit Facility originally entered into in October 1999. The facility is for two years and provides up to $40 million, depending on the borrowing base as calculated in accordance with the agreement. The borrowing base is calculated as a percentage of the future net cash flows from its oil and natural gas reserves, discounted at 10% annually. The Company's borrowing base at December 31, 2001 was $40 million, with availability of $6.1 million, of which $1.3 million was reserved for a letter of credit. Interest on the loan is computed at Wells Fargo's prime rate plus 0.25% to 0.75%, or at LIBOR plus 2.25% to 2.75%, with the percentage increases depending on the percentage of the facility being used, and in any event, a minimum interest rate of 6.75%. The Credit Facility is collateralized by a first mortgage on the Company's properties. In March 2002, the Credit Facility was amended in order to cure covenants that the Company was not able to satisfy on December 31, 2001. This amendment requires a working capital ratio (as defined in the agreement) of
     0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and 0.25 to 1.0 thereafter. The amendment also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. In addition, the amendment eliminates the requirement for hedges until March 31, 2002. Based on current projections, the Company believes it will be in compliance with all of the terms of the agreement through December 31, 2002. However, no assurances can be given that the Company will be in compliance through December 31, 2002. As a result, PANACO may not be able to continue as a going concern. See Note 2. The agreement also contains limitations on dividends, mergers and asset sales.

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

Note 8 - SEVERANCE EXPENSE
         -----------------

Effective October 1, 2000 the Company's President and Chief Executive Officer resigned his position as an employee and director of the Company. Pursuant to an employment contract between the Company and the employee, the employee was entitled to receive two years of salary and benefits. The Company had the right to offset the amounts due the employee with principal and interest on a promissory note due the Company. The severance charge incurred in the third quarter of 2000 relates to the settlement of all amounts due the employee under the agreement, including the remaining salary and coverage under the Company's various insurance policies. The employee was paid a portion of this amount due in October 2000 and the remaining amount due the employee was offset against the principal amount of the promissory note in January 2001. Effective October 1, 2000, the Company's Chief Operating Officer took over as President of the Company.

Note 9 - ADOPTION OF SFAS 133
         --------------------

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

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. For 2001, the Company entered into an option to put 1,000 barrels of oil per day at $25.00 per barrel to a purchaser through September 30, 2001 for a total of 273,000 barrels. In addition, the Company entered into a natural gas price swap covering 6.6 Bcf of production for the entire twelve months of 2001 at an average price of $4.91 per MMbtu. On December 31, 2001, the Company did not have any hedge agreements in place.

The Company has historically hedged a portion of its oil and natural gas production in accordance with its hedging policy and as a requirement of its credit facilities. During these periods, the hedges entered into by the Company were either swaps, cost free collars, or put options. The swaps were agreements to sell a certain quantity of oil or natural gas in the future at a predetermined price. Cost free collars ensured that the Company would receive a predetermined range of prices for its products. Put options insured a minimum price to be received for the Company's oil. The following is a summary of those years' hedging activities.

                       Volume Hedged             Percentage of Actual   Production      Realized
Year        Natural Gas (Bcf)     Oil (MBbl)         Natural Gas           Oil          Gain/(Loss)
----        -----------------     ----------         -----------           ---          -----------
2001               6.6               273                61%                30%          $3.5 million
2000               3.7               422                27%                39%         ($1.1 million)
1999               8.8               540                79%                46%         ($4.6 million)

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

During 1997, 1.2 million options at $4.45 per share were issued to certain employees under the provisions of the Company's long-term incentive plan, which expired June 20, 2000.

During 2000 the Company issued 500,000 options at $1.92 per share, the market closing price on the grant date of August 16, 2000, to officers of the Company. The options vest ratably over five years and expire six years from the grant date.

                                           2001                      2000                     1999
                                  ------------------------  -----------------------  -----------------------
                                                  Wtd.                     Wtd.                     Wtd.
                                                  Avg.                     Avg.                     Avg.
                                   Shares       Ex. Price    Shares      Ex. Price    Shares      Ex. Price
                                   ------       ---------    ------      ---------    ------      ---------
Outstanding at beginning of year   500,000       $ 1.92     1,150,000     $ 4.45    1,150,000      $ 4.45
Granted                                ---          ---       500,000       1.92          ---         ---
Exercised                              ---          ---           ---       ---           ---         ---
Forfeited                          (75,000)        1.92    (1,150,000)      4.45          ---        4.45
                                   -------        -----     ---------      -----    ---------       -----
Outstanding at end of year         425,000         1.92       500,000       1.92    1,150,000        4.45
Exercisable at end of year          85,000       $ 1.92           ---     $ 1.92    1,150,000      $ 4.45
Fair value of options granted          N/A                      $1.71                     N/A

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

If compensation expense for the Company's stock option plans had been recorded using the Black-Scholes fair value method and the assumptions described above, the Company's unaudited net income (loss) and earnings (loss) per share for 2001, 2000 and 1999 would have been as shown below:

                                                   (Unaudited)        (Unaudited)         (Unaudited)
                                                       2001               2000                1999
                                                  -------------       ------------       -------------
Net income (loss)             As reported         $(42,305,000)      $ 39,155,000        $(35,027,000)
-----------------
                              Pro forma           $(42,450,000)      $ 39,027,000        $(35,311,000)

Net income (loss) per share:  As reported, basic
----------------------------
                              and diluted:        $      (1.74)      $       1.61        $      (1.46)

                              Pro forma:
                              Basic               $      (1.74)      $       1.61        $      (1.47)
                              Diluted             $      (1.74)      $       1.60        $      (1.47)

Note 11 - MAJOR CUSTOMERS
          ---------------

During 2001, Plains Resources, the purchaser of a majority of the Company's oil production, accounted for 18% of total oil and natural gas sales and the purchaser of a majority of the Company's natural gas production, Enron North America, accounted for 51% of total oil and natural gas sales. In 2000, Plains Resources accounted for 23% of total oil and natural gas sales, while Enron North America accounted for 39% of total oil and natural gas sales. During 1999, the Company's largest oil and natural gas purchasers accounted for 37% and 39%, respectively, of total oil and natural gas sales.

During 2001 the Company wrote off a receivable from Enron North America, the natural gas purchaser that accounted for 51% of total oil and natural gas sales.

The amount written off included $1.8 million for natural gas sold to Enron and $1.2 million for the final payment due under a natural gas swap agreement. Since December 2001 the Company has replaced Enron as a natural gas purchaser.

Note 12 - INCOME TAXES
          ------------

At December 31, 2001, the Company had net operating loss carry forwards for federal income tax purposes of approximately $108 million which are available to offset future federal taxable income through 2021. The Company's timing of its utilization of a portion of its net operating loss carry forwards may be limited on an annual basis in the future due to its issuance of common shares, the purchase of common stock of an entity acquired in 1997 and other changes in stock ownership.

Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows:

                                                                      2001                      2000
                                                              ------------------        ------------------
Deferred tax assets (liabilities)
    Fixed asset basis differences                             $      (12,474,000)       $      (14,733,000)
    Net operating loss carry forwards                                 37,675,000                35,130,000
    State Taxes                                                        2,566,000                 2,001,000
    Other                                                              2,298,000                   365,000
                                                              ------------------        ------------------
    Net deferred tax assets                                           30,065,000                22,763,000
                                                              ------------------        ------------------
Valuation allowance for deferred tax assets                          (30,065,000)                      ---
                                                              ------------------        ------------------
        Total net deferred tax assets (liabilities)           $              ---        $       22,763,000
                                                              ==================        ==================

At December 31, 2001 the Company determined that it is more likely than not that the deferred tax assets will not be realized, consequently the valuation allowance was increased by $30 million. This determination was based on the Company's estimates of future net income, which were not sufficient to utilize the net operating loss carry-forwards.

Total income taxes were different than the amounts computed by applying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

                                                             2001                  2000                1999
                                                            ------                ------              ------
     Statutory federal income tax rate                       (35%)                 35%                 (35%)
     State income taxes, net of federal benefit              (3)                   3                   (3)
     Adjustments to valuation allowance                      154                   (176)               38
     Effective rate                                          116%                  (138%)              0%

Note 13 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

The Company has commitments under an operating lease agreement for office space through November 30, 2004. At December 31, 2001, the future minimum rental payments due under the lease are as follows:

                         2002                     $      459,000
                         2003                            459,000
                         2004                            421,000
                                                  --------------
                         Total                    $    1,339,000
                                                  ==============

Note 14 - SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
          --------------------------------------------------------------------
          (UNAUDITED)
          -----------

The following table reflects the costs incurred in oil and gas property activities for each of the three years ended December 31:

                                                    2001                     2000                     1999
                                              ---------------          ---------------          ----------------
Property acquisition costs, proved             $   3,873,000            $  3,395,000             $         ---

Property acquisition costs, unproved                 349,000                 208,000                   544,000

Exploration expenses                               9,320,000               5,737,000                 2,479,000

Development costs                                 32,292,000              28,613,000                24,777,000

Quantities of Oil and Gas Reserves
----------------------------------

The estimates of proved reserve quantities at December 31, 2001, are based upon reports of third party petroleum engineers (Ryder Scott Company, Netherland, Sewell & Associates, Inc., W.D. Von Gonten & Co. and McCune Engineering, P.E.) and do not purport to reflect realizable values or fair market values of reserves. It should be emphasized that reserve estimates are inherently imprecise and accordingly, these estimates are expected to change as future information becomes available. These are estimates only and should not be construed as exact amounts. All reserves are located in the United States.

Proved reserves are estimated reserves of natural gas and crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

Proved developed and undeveloped reserves:                     Oil                   Gas
                                                              (BBLS)                (MCF)
                                                              ------                -----
Estimated reserves as of December 31, 1998                    7,454,000            81,249,000
    Production                                               (1,170,000)          (11,114,000)
    Extensions and discoveries                                  123,000            13,975,000
    Sale of minerals in-place                                   (50,000)             (700,000)
    Revisions of previous estimates                           2,336,000              (642,000)
                                                           ------------          ------------
Estimated reserves as of December 31, 1999                    8,693,000            82,768,000
    Production                                               (1,070,000)          (13,547,000)
    Extensions and discoveries                                  154,000            14,807,000
    Sale of minerals in-place                                       ---              (637,000)
    Purchase of minerals in-place                               650,000               658,000
    Revisions of previous estimates                            (290,000)           (1,827,000)
                                                           ------------          ------------
Estimated reserves as of December 31, 2000                    8,137,000            82,222,000
   Production                                                  (923,000)          (10,703,000)
    Extensions and discoveries                                  354,000             7,705,000
    Sale of minerals in-place                                    (3,000)           (2,191,000)
    Purchase of minerals in-place                             1,134,000               289,000
    Revisions of previous estimates                            (846,000)          (10,382,000)
                                                           ------------          ------------
Estimated reserves as of December 31, 2001                    7,853,000            66,940,000
                                                           ============          ============

Proved developed reserves:                      Oil                   Gas
                                               (BBLS)                (MCF)
                                               ------                -----
    December 31, 1999                         5,351,000            40,627,000
                                            ===========            ==========

    December 31, 2000                        4,460,000             49,945,000
                                            ===========            ==========

    December 31, 2001                        4,247,000             33,607,000
                                            ===========            ==========

Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------
Future cash inflows are computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the year-end estimated future production of proved oil and gas reserves. The base prices used for the Pretax PV-10 calculation were public market prices on December 31 and adjusted by differentials to those market prices. These price adjustments were done on a property-by-property basis for the quality of the oil and natural gas and for transportation to the appropriate location. The average net prices in the Pretax PV-10 value at December 31, 2001 were $2.69 per Mcf of natural gas and $18.56 per barrel of oil. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions and year-end prices. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

The accompanying table reflects the standardized measure of discounted future cash flows relating to proved oil and gas reserves as of the three years ended December 31:

                                                             2001                 2000                1999
                                                      -----------------------------------------------------------
Future cash inflows                                   $    326,718,000    $   1,017,214,000    $     420,060,000
Future costs:
  Production                                              (117,225,000)        (167,180,000)         (98,972,000)
  Development                                              (76,232,000)         (88,604,000)         (68,659,000)
                                                      -----------------   -------------------  ------------------
    Future production and development costs               (193,457,000)        (255,784,000)        (167,631,000)
                                                      -----------------   -------------------  ------------------

  Net cash flows-before tax                                133,261,000          761,430,000          252,429,000
Future income tax expenses                                         ---         (204,875,000)                 ---
                                                      -----------------   -------------------  ------------------
Future net cash flows                                      133,261,000          556,555,000          252,429,000
10% annual discount for estimated
  timing of cash flows                                     (44,018,000)        (148,540,000)         (71,163,000)
                                                      -----------------   -------------------  ------------------
Standardized measure of discounted
  Net cash flows                                      $     89,243,000    $     408,015,000    $     181,266,000
                                                      =================   ===================  ==================

Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------------------------------
The accompanying table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to proved oil and gas reserves for each of the three years ended December 31:

                                                         2001                  2000                  1999
                                                   -----------------     -----------------     -----------------
Beginning balance                                   $ 408,015,000         $ 181,266,000         $  94,580,000
Sales, net of production costs                        (49,591,000)          (65,301,000)          (23,632,000)
Increase due to passage of time
     (accretion of discount)                           53,291,000            18,127,000             9,454,000
Purchase of minerals in place                           8,199,000            10,785,000                   ---
Sales of minerals in place                             (2,595,000)             (345,000)           (1,037,000)
Net change in sales prices, net of
     production costs                                (413,885,000)          327,247,000            77,935,000
Revisions of quantity estimates                       (19,647,000)          (16,026,000)           24,111,000
Extensions and discoveries, net of future
     production and development costs                  15,091,000           109,442,000            17,864,000
Net changes in income taxes                           124,892,000          (124,892,000)                  ---
Changes in future development costs                     1,006,000            (9,987,000)           (7,789,000)
Changes of production rates (timing)
     and other                                        (35,533,000)          (22,302,000)          (10,179,000)
                                                   --------------        --------------         -------------
Net increase (decrease)                              (318,772,000)          226,748,000            86,727,000
                                                   --------------        --------------         -------------
Ending balance                                      $  89,243,000         $ 408,014,000         $ 181,307,000
                                                   ==============        ==============         =============

                                 EXHIBIT 10.25.3
                     SIXTH AMENDMENT TO AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT
                           ---------------------------


         THIS SIXTH AMENDMENT TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT (this "Amendment") is made and entered into as of November ____, 2001, by and among: PANACO, INC., a Delaware corporation ("Borrower") which is the sole surviving corporation of the merger by Panaco Production Company, a Texas corporation ("PPC") and Goldking Acquisition Corporation, a Delaware corporation ("GAC"), with and into Borrower and is the successor-by-merger to PPC and GAC thereunder; the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"); and FOOTHILL CAPITAL CORPORATION, a California corporation, as agent for the Lenders ("Agent").

                                    RECITALS
                                    --------

         A. Borrower, PPC (prior to its merger with and into Borrower), Agent and Lenders have entered into that certain Amended and Restated Loan and Security Agreement, dated as of September 30, 1999, as amended by that certain First Amendment to Amended and Restated Loan and Security Agreement, dated November 30, 1999, as amended by that certain Second Amendment to Amended and Restated Loan and Security Agreement, dated September 29, 2000, as amended by that certain Third Amendment to Amended and Restated Loan and Security Agreement, dated December 21, 2000, as amended by that certain Fourth Amendment to Amended and Restated Loan and Security Agreement, dated September 30, 2001, and as amended by that certain Fifth Amendment to Amended and Restated Loan and Security Agreement, dated October 29, 2001 (as so amended, the "Loan Agreement").

         B. Capitalized terms used in this Amendment are used as defined in the Loan Agreement, as amended hereby, unless otherwise stated.

         C. Borrower, Agent and Lenders desire that: (i) the Commitments be increased from $30,000,000 to $40,000,000; and (ii)other modifications be made to the Loan Agreement as set forth in this Amendment.

         D. Borrower, Agent and Lenders desire to amend the Loan Agreement as hereinafter set forth.

         NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, agree as follows:

                                    AGREEMENT
                                    ---------

                                 EXHIBIT 10.25.4
                                    ARTICLE I
                          Amendments to Loan Agreement
                          ----------------------------

         1.01 Amendment to Section 1.1 of the Loan Agreement. Effective as of
              ----------------------------------------------
the date hereof, Section 1.1 of the Loan Agreement is hereby amended by (a) substituting the definitions below of "Business Day," "Default Margin," and "Maximum Revolving Amount" in lieu of the definitions thereof set forth in
Section 1.1 of the Loan Agreement, (b) adding the definitions below of "Average Outstandings," "Base LIBOR Rate," "Capital Expenditures," "Capitalized Lease

Obligation," "Funding Losses," "Interest Period," "LIBOR Deadline," "LIBOR Notice," "LIBOR Option," "LIBOR Rate," "LIBOR Rate Loan," "LIBOR Rate Margin," "Reference Rate Loan," "Reference Rate Margin," and "Reserve Percentage" to
Section 1.1 of the Loan Agreement and (c) deleting the definition of "Margin" set forth in Section 1.1 of the Loan Agreement:

              " `Average Outstandings' means, as of the last day of each
                 --------------------
         month, the sum of (i) the amount of the average Daily Balance of Advances (including Agent Advances and Foothill Loans) that were outstanding (including any amounts that the Lender Group may have paid for the account of Borrower pursuant to any of the Loan Documents and that have not been reimbursed by Borrower) during such month (the "Averaging Period"), plus (ii) the average Daily Balance of the Letter of Credit/Hedging Arrangement Usage during such month; provided, however, that with respect to any determinations of the Average Outstandings during the period beginning on the Closing Date and ending on the last day of the month in which the Closing Date occurs, the Averaging Period used for such purpose shall instead be the period beginning with the Closing Date and ending on the last day of such month.

              `Base LIBOR Rate' means the rate per annum, determined by
               ---------------
         Agent in accordance with its customary procedures, and utilizing such electronic or other quotation sources as it considers appropriate (rounded upwards, if necessary, to the next 1/16%), on the basis of the rates at which Dollar deposits are offered to major banks in the London interbank market on or about 11:00 a.m. (California time) 2 Business Days prior to the commencement of the applicable Interest Period, for a term and in amounts comparable to the Interest Period and amount of the LIBOR Rate Loan requested by Borrower in accordance with this Agreement, which determination shall be conclusive in the absence of manifest error.

              `Business Day' means any day that is not a Saturday, Sunday,
               ------------
         or other day on which national banks are authorized or required to close, except that, if a determination of a Business Day shall relate to LIBOR Rate Loan, the term `Business Day' also shall exclude any day on which banks are closed for dealings in Dollar deposits in the London interbank market.

              `Capital Expenditures' means expenditures made or liabilities
               --------------------
         incurred for the acquisition of any fixed assets or improvements, replacements, substitutions or additions thereto, which have a useful life of more than one year, including the total principal portion of Capitalized Lease Obligations.

              `Capitalized Lease Obligation' means any Indebtedness
               ----------------------------
         represented by obligations under a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

              `Default Margin' means, as of any date of determination, four
               --------------
         (4) percentage points above the then applicable Reference Rate Margin, as the case may be and as the applicable Reference Rate Margin may change from time to time.

              `Funding Losses' has the meaning set forth in Section 2.14(b)(ii).
               --------------

              `Interest Period' means, with respect to each LIBOR Rate Loan,
               ---------------
         a period commencing on the date of the making of such LIBOR Rate Loan and ending 1, 2, or 3 months thereafter; provided, however, that (a) if any Interest Period would end on a day that is not a Business Day, such Interest Period shall be extended (subject to clauses (c)-(e) below) to the next succeeding Business Day, (b) interest shall accrue at the applicable rate based upon the LIBOR Rate from and including the first day of each Interest Period to, but excluding, the day on which any Interest Period expires, (c) any Interest Period that would end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day, (d) with respect to an Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period), the Interest Period shall end on the last Business Day of the calendar month that is 1, 2, or 3 months after the date on which the Interest Period began, as applicable, and (e) Borrower may not elect an Interest Period which will end after the Maturity Date.

              `LIBOR Deadline' has the meaning set forth in Section 2.14(b)(i).
               --------------                                       ----------

              `LIBOR Notice' means a written notice in the form of Exhibit L-1.
               ------------                                        -----------

              `LIBOR Option' has the meaning set forth in Section 2.14(a).
               ------------                               --------------

              `LIBOR Rate' means, for each Interest Period for each LIBOR
               ----------
         Rate Loan, the rate per annum determined by Agent (rounded upwards, if necessary, to the next 1/16%) by dividing (a) the Base LIBOR Rate for such Interest Period, by (b) 100% minus the Reserve Percentage. The LIBOR Rate shall be adjusted on and as of the effective day of any change in the Reserve Percentage.

                  `LIBOR Rate Loan' means each portion of an Advance owed by
                   ---------------
         Borrower that bears interest at a rate determined by reference to the LIBOR Rate.

                  `LIBOR Rate Margin' means, as of any date of determination
                   -----------------
         during any month with respect to any and all LIBOR Rate Loans, which are outstanding during such month, the rate of interest per annum specified below as the `Applicable LIBOR Rate Margin' which corresponds to the Average Outstandings set forth below as of such date:

                ------------------------------------ -----------------------------
                       Average Outstandings            Applicable LIBOR Rate Margin
                ------------------------------------ -----------------------------
                         <$20,000,000                            2.25%
                ------------------------------------ -----------------------------
                ------------------------------------ -----------------------------
                         = or >$20,000,000                       2.50%
                         and <$30,000,000
                ------------------------------------ -----------------------------
                ------------------------------------ -----------------------------
                         = or >$30,000,000                       2.75%
                ------------------------------------ -----------------------------

                  `Maximum Revolving Amount' means $40,000,000.
                   ------------------------

                  `Reference Rate Loan' means each portion of an Advance or
                   -------------------
         other Obligations owed by Borrower that bears interest at a rate determined by reference to the Reference Rate.

                  `Reference Rate Margin' means, as of any date of determination
                   ---------------------
         during any month with respect to any and all Reference Rate Loans, which are outstanding during such month, the rate of interest per annum specified below as the `Applicable Reference Rate Margin' which corresponds to the Average Outstandings set forth below as of such date:

          -------------------------------- -----------------------------
                Average Outstandings           Applicable Reference
                                                   Rate Margin
          -------------------------------- -----------------------------
          -------------------------------- -----------------------------
                      <$20,000,000                      0.25%
          -------------------------------- -----------------------------
          -------------------------------- -----------------------------
                      = or >$20,000,000                 0.50%
                      and <$30,000,000
          -------------------------------- -----------------------------
          -------------------------------- -----------------------------
                      = or >$30,000,000                 0.75%
          -------------------------------- -----------------------------

                  `Reserve Percentage' means, on any day, for any Lender, the
                   ------------------
         maximum percentage prescribed by the Board of Governors of the Federal Reserve System (or any successor Governmental Authority) for determining the reserve requirements (including any basic, supplemental, marginal, or emergency reserves) that are in effect on such date with respect to eurocurrency funding (currently referred to as "eurocurrency liabilities") of that Lender, but so long as such Lender is not required or directed under applicable regulations to maintain such reserves, the Reserve Percentage shall be zero."

         1.02 Amendment to Section 2.1(f)(i) of the Loan Agreement. Effective as
              ----------------------------------------------------
of the date hereof, the second sentence contained in Section 2.1(f)(i) of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

                  "Each Foothill Loan is an Advance hereunder and shall be subject to all the terms and conditions applicable to other Advances, except that all payments on any Foothill Loan shall be payable to Foothill as a Lender solely for its own account (and for the account of the holder of any participation interest with respect to such Foothill
         Loan)."

         1.03 Amendment to Section 2.1(g)(i) of the Loan Agreement. Effective as
              ----------------------------------------------------
of the date hereof, Section 2.1(g)(i) of the Loan Agreement is hereby amended by adding a second sentence thereto immediately following the first sentence contained in Section 2.1(g)(i), which second sentence shall read in its entirety as follows:

         "Each Agent Advance is an Advance hereunder and shall be subject to all the terms and conditions applicable to other Advances, except that no such Agent Advance shall be eligible for the LIBOR Option and all payments thereon shall be payable to Agent solely for its own account (and for the account of the holder of any participation interest with respect to such Agent Advance)."

         1.04 Amendment to Section 2.1(k) of the Loan Agreement. Effective as of
              -------------------------------------------------
the date hereof, the third sentence contained in Section 2.1(k) of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

         "The Advances and Foothill Loans, as applicable, that are made pursuant to this Section 2.1(k) shall be subject to the same terms and conditions as any other Advance or Foothill Loan, as applicable, except that they shall not be eligible for the LIBOR Option and the rate of interest applicable thereto shall be the rate applicable to Advances that are Reference Rate Loans under Section 2.6(c) hereof without regard to the presence or absence of a Default or Event of Default; provided, that the Required Lenders may, at any time during the continuance of an Event of Default or if Borrower fails to satisfy any other material lending condition, revoke Agent's authorization contained in this Section 2.1(k) to make Overadvances (except for and excluding amounts charged to the Loan Account for interest, fees, or Lender Group Expenses), any such revocation to be in writing and to become effective upon Agent's receipt thereof."

         1.05 Amendment to Section 2.6(a) of the Loan Agreement. Effective as of
              -------------------------------------------------
the date hereof, Section 2.6(a) of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

                  "(a) Interest Rate. Except as provided in clause (c) and clause (d) below, all Obligations (except for amounts undrawn under Letters of Credit and Hedging Arrangement Usage) shall bear interest on the Daily Balance as follows: (i) if the relevant Obligation is a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the applicable LIBOR Rate Margin as the applicable LIBOR Rate Margin may change from time to time, and (ii) otherwise, at a per annum rate equal to the Reference Rate plus the applicable Reference Rate Margin as the applicable Reference Rate Margin may change from time to time."

         1.06 Amendment to Section 2.6(d) of the Loan Agreement. Effective as of
              -------------------------------------------------
the date hereof, Section 2.6(d) of the Loan Agreement is hereby amended by deleting "8% per annum" therefrom and substituting in its place "6.75% per annum".

         1.07 Amendment to Section 2.11(c) of the Loan Agreement. Effective as
              --------------------------------------------------
of the date hereof, Section 2.11(c) of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

                  "(c) Annual Facility Fee. For the sole and separate account of Agent, on each anniversary of the Closing Date occurring after September 30, 2001, an annual loan facility fee in an amount equal to $200,000, which amount shall be fully earned and nonrefundable in advance on such date."

         1.08 Amendment to Section 2.11(e) of the Loan Agreement. Effective as
              --------------------------------------------------
of the date hereof, Section 2.11(e) of the Loan Agreement is hereby amended by deleting "$10,000" therefrom and substituting in its place "$3,000".

         1.09 Amendment to Section 2.14 of the Loan Agreement. Effective as of
              -----------------------------------------------
the date hereof, Section 2.14 of the Loan Agreement is hereby added to the Loan Agreement immediately following Section 2.13, which Section 2.14 reads in its entirety as follows:

         "2.14    LIBOR Option.
          ---------------------

                  (a) Interest and Interest Payment Dates. In lieu of having
                      -----------------------------------
         interest charged at the rate based upon the Reference Rate, Borrower shall have the option (the "LIBOR Option") to have interest on all or a portion of the Advances be charged at the LIBOR Rate. Interest on LIBOR Rate Loans shall be payable on the earliest of (i) the last day of the Interest Period applicable thereto, (ii) the occurrence of an Event of Default in consequence of which the Required Lenders or Agent on behalf thereof elect to accelerate the maturity of the Obligations, (iii) termination of this Agreement pursuant to the terms hereof, or (iv) the first day of each month that such LIBOR Rate Loan is outstanding. On the last day of each applicable Interest Period, unless Borrower properly has exercised the LIBOR Option with respect thereto, the interest rate applicable to such LIBOR Rate Loan automatically shall convert to the rate of interest then applicable to Reference Rate Loans of the same type hereunder. At any time that an Event of Default has occurred and is continuing, Borrower no longer shall have the option to request that Advances bear interest at the LIBOR Rate and Agent shall have the right to convert the interest rate on all outstanding LIBOR Rate Loans to the rate then applicable to Reference Rate Loans hereunder.

                  (b) LIBOR Election.
                      --------------

                           (i) Borrower may, at any time and from time to time, so long as no Event of Default has occurred and is continuing, elect to exercise the LIBOR Option by notifying Agent prior to 11:00 a.m. (California time) at least 3 Business Days prior to the commencement of the proposed Interest Period (the "LIBOR Deadline"). Notice of Borrower's election of the LIBOR Option for a permitted portion of the Advances and an Interest Period pursuant to this Section shall be made by delivery to Agent of a LIBOR Notice received by Agent before the LIBOR Deadline, or by telephonic notice received by Agent before the LIBOR Deadline (to be confirmed by delivery to Agent of a LIBOR Notice received by Agent prior to 5:00 p.m. (California time) on the same day). Promptly upon its receipt of each such LIBOR Notice, Agent shall provide a copy thereof to each of the Lenders having a Commitment.

                           (ii) Each LIBOR Notice shall be irrevocable and binding on Borrower. In connection with each LIBOR Rate Loan, Borrower shall indemnify, defend, and hold Agent and the Lenders harmless against any loss, cost, or expense incurred by Agent or any Lender as a result of (a) the payment of any principal of any LIBOR Rate Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any LIBOR Rate Loan other than on the last day of the Interest Period applicable thereto, or (c) the failure to borrow, convert, continue or prepay any LIBOR Rate Loan on the date specified in any LIBOR Notice delivered pursuant hereto (such losses, costs, and expenses, collectively, "Funding Losses"). Funding Losses shall, with respect to Agent or any Lender, be deemed to equal the amount determined by Agent or such Lender to be the excess, if any, of (i) the amount of interest that would have accrued on the principal amount of such LIBOR Rate Loan had such event not occurred, at the LIBOR Rate that would have been applicable thereto, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period therefor), minus (ii) the amount of interest that would accrue on such principal amount for such period at the interest rate which Agent or such Lender would be offered were it to be offered, at the commencement of such period, Dollar deposits of a comparable amount and period in the London interbank market. A certificate of Agent or a Lender delivered to Borrower setting forth any amount or amounts that Agent or such Lender is entitled to receive pursuant to this Section shall be conclusive absent manifest error.

                           (iii) Borrower shall have not more than 5 LIBOR Rate Loans in effect at any given time. Borrower only may exercise the LIBOR Option for LIBOR Rate Loans of at least $1,000,000 and integral multiples of $500,000 in excess thereof.

                  (c) Prepayments. Borrowers may prepay LIBOR Rate Loans at any
                      -----------
         time; provided, however, that in the event that LIBOR Rate Loans are prepaid on any date that is not the last day of the Interest Period applicable thereto, including as a result of any automatic prepayment through the required application by Agent of proceeds of Collections in accordance with Section 2.4(b) or for any other reason, including early termination of the term of this Agreement or acceleration of the Obligations pursuant to the terms hereof, Borrower shall indemnify, defend, and hold Agent and the Lenders and their Participants harmless against any and all Funding Losses in accordance with clause (b) above.

                  (d) Special Provisions Applicable to LIBOR Rate.
                      -------------------------------------------

                           (i) The LIBOR Rate may be adjusted by Agent with respect to any Lender on a prospective basis to take into account any additional or increased costs to such Lender of maintaining or obtaining any eurodollar deposits or increased costs due to changes in applicable law occurring subsequent to the commencement of the then applicable Interest Period, including changes in tax laws (except changes of general applicability in corporate income tax laws) and changes in the reserve requirements imposed by the Board of Governors of the Federal Reserve System (or any successor), excluding the Reserve Percentage, which additional or increased costs would increase the cost of funding loans bearing interest at the LIBOR Rate. In any such event, the affected Lender shall give Borrower and Agent notice of such a determination and adjustment and Agent promptly shall transmit the notice to each other Lender and, upon its receipt of the notice from the affected Lender, Borrower may, by notice to such affected Lender
         (y) require such Lender to furnish to Borrower a statement setting forth the basis for adjusting such LIBOR Rate and the method for determining the amount of such adjustment, or (z) repay the LIBOR Rate Loans with respect to which such adjustment is made (together with any amounts due under clause (b)(ii) above).

                           (ii) In the event that any change in market conditions or any law, regulation, treaty, or directive, or any change therein or in the interpretation of application thereof, shall at any time after the date hereof, in the reasonable opinion of any Lender, make it unlawful or impractical for such Lender to fund or maintain LIBOR Rate Loans or to continue such funding or maintaining, or to determine or charge interest rates at the LIBOR Rate, such Lender shall give notice of such changed circumstances to Agent and Borrower and Agent promptly shall transmit the notice to each other Lender and (y) in the case of any LIBOR Rate Loans of such Lender that are outstanding, the date specified in such Lender's notice shall be deemed to be the last day of the Interest Period of such LIBOR Rate Loans, and interest upon the LIBOR Rate Loans of such Lender thereafter shall accrue interest at the rate then applicable to Reference Rate Loans, and (z) Borrowers shall not be entitled to elect the LIBOR Option until such Lender determines that it would no longer be unlawful or impractical to do so.

                  (e) No Requirement of Matched Funding. Anything to the
                      ---------------------------------
         contrary contained herein notwithstanding, neither Agent, nor any Lender, nor any of their Participants, is required actually to acquire eurodollar deposits to fund or otherwise match fund any Obligation as to which interest accrues at the LIBOR Rate. The provisions of this Section shall apply as if each Lender or its Participants had match funded any Obligation as to which interest is accruing at the LIBOR Rate by acquiring eurodollar deposits for each Interest Period in the amount of the LIBOR Rate Loans."

         1.10 Amendment to Section 3.4 of the Loan Agreement. Effective as of
              ----------------------------------------------
the date hereof, Section 3.4 of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

                  "3.4 Term. This Agreement shall become effective upon the execution and delivery hereof by Borrower and the Lender Group and shall continue in full force and effect for a term ending on September 30, 2003 (the "Maturity Date"). The foregoing notwithstanding, the Lender Group, upon the election of the Required Lenders, shall have the right to terminate its obligations under this Agreement immediately and without notice upon the occurrence and during the continuation of an Event of Default."

         1.11 Amendment to Section 3.6 of the Loan Agreement. Effective as of
              ----------------------------------------------
the date hereof, Section 3.6 of the Loan Agreement is hereby amended and restated in its entirety as follows:

                  "3.6 Early Termination by Borrower. Borrower has the option, at any time upon 90 days prior written notice to Agent, to terminate this Agreement by paying to Agent, for the ratable benefit of the Lender Group, in cash, the Obligations (including an amount equal to 110% of the undrawn amount of the Letters of Credit and the Hedging Arrangement Usage), in full, together with a premium (the "Early Termination Premium") equal to the greater of (a) the total interest and Letter of Credit fees and Hedging Agreement Undertaking fees for the immediately preceding 6 months, and (b) if the termination occurs
         (i) on or before the third anniversary of the Closing Date, an amount equal to one percent (1%) of the Maximum Revolving Amount, and (ii) if the termination occurs at any time after the third anniversary of the Closing Date (other than the Maturity Date), an amount equal to one half of one percent (0.5%) of the Maximum Revolving Amount."

         1.12 Amendment to Section 6.19 of the Loan Agreement. Effective as of
              -----------------------------------------------
the date hereof, Section 6.19 of the Loan Agreement is hereby amended by deleting "September 30, 2001" therefrom and substituting in its place "the Maturity Date".

         1.13 Amendment to Section 7.20(b) of the Loan Agreement. Effective as
              --------------------------------------------------
of the date hereof, Section 7.20(b) of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

         "(b) Consolidated Interest Coverage Ratio. As of the last day of each month, a ratio of (i) Borrower's consolidated EBITDA for the 12 consecutive fiscal month period then ended, to (ii) Borrower's consolidated Interest Expense for the 12 consecutive fiscal month period then ended, of at least 2.0 to 1.0."

         1.14 Amendment to Section 7.21 of the Loan Agreement. Effective as of
              -----------------------------------------------
the date hereof, Section 7.21 of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

                  "7.21 Capital Expenditures. Make Capital Expenditures in
                        --------------------
         excess of (a) $40,000,000 during Borrower's fiscal year ending December 31, 2000, (b) $45,000,000 during Borrower's fiscal year ending December 31, 2001, or (iii) $35,000,000 during any fiscal year of Borrower ending on or after January 1, 2002."

         1.15 Amendment of Schedule C-1 of the Loan Agreement. Effective as of
              -----------------------------------------------
the date hereof, Schedule C-1 the Loan Agreement is hereby amended and restated to read in its entirety as set forth on Annex I to this Amendment.

         1.16 Addition of Schedule L-1 to the Loan Agreement. Effective as of
              ----------------------------------------------
the date hereof, the Loan Agreement is hereby amended to add Schedule L-1 to the Loan Agreement, which Schedule L-1 shall read in its entirety as set forth on Annex II to this Amendment.

                                   ARTICLE II
                              Conditions Precedent
                              --------------------

         2.01 Conditions to Effectiveness. The effectiveness of this Amendment
              ---------------------------
is subject to the satisfaction of the following conditions precedent in a manner satisfactory to Agent, unless specifically waived in writing by Agent:

         (a) Agent shall have received this Amendment, duly executed by Borrower and each Lender.

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

                                   ARTICLE III
                  Ratifications, Representations and Warranties
                  ---------------------------------------------

         3.01 Ratifications. The terms and provisions set forth in this
              -------------
Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Loan Agreement and the other Loan Documents, and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. Borrower, Agent and Lenders agree that the Loan Agreement and the other Loan Documents, as amended hereby, shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

         3.02 Representations and Warranties. Borrower hereby represents and
              ------------------------------
warrants to Agent and each Lender that (a) the execution, delivery and performance of this Amendment and any and all other Loan Documents executed and/or delivered in connection herewith have been authorized by all requisite corporate action on the part of Borrower and will not violate the Articles of Incorporation or Bylaws of Borrower; (b) attached hereto as Annex III is a true, correct and complete copy of presently effective resolutions of Borrower's Board of Directors authorizing the execution, delivery and performance of this

Amendment and any and all other Loan Documents executed and/or delivered in connection herewith, certified by the Secretary of Borrower; (c) the representations and warranties contained in the Loan Agreement, as amended hereby, and any other Loan Document are true and correct on and as of the date hereof; (d) no Default or Event of Default under the Loan Agreement, as amended hereby, has occurred and is continuing, unless such Default or Event of Default has been specifically waived in writing by Agent and to the extent required by the Loan Agreement, the Lenders; (e) Borrower is in full compliance with all covenants and agreements contained in the Loan Agreement and the other Loan Documents, as amended hereby; and (f) Borrower has not amended its Articles of Incorporation or its Bylaws since the Closing Date.

                                   ARTICLE IV
                            Miscellaneous Provisions
                            ------------------------

         4.01 Survival of Representations and Warranties. All representations
              ------------------------------------------
and warranties made in the Loan Agreement or any other Loan Document, including, without limitation, any document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Agent or any closing shall affect the representations and warranties or the right of Agent and the Lenders to rely upon them.

         4.02 Amendment to References in all Loan Documents. Effective as of the
              ---------------------------------------------
date hereof, any reference in the Loan Documents to the capitalized terms "Loan Agreement" or "Credit Agreement" or to the Amended and Restated Loan and Security Agreement, dated as of September 30, 1999, by and among the Borrower, PPC (prior to its merger with and into Borrower), the Lenders and the Agent, shall be deemed a reference to the Loan Agreement (as defined in this Amendment), as amended hereby.

         4.03 Expenses of Agent and Lenders. As provided in the Loan Agreement,
              -----------------------------
Borrower agrees to pay on demand all costs and expenses incurred by Agent and Lenders in connection with the preparation, negotiation, and execution of this Amendment and the other Loan Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the costs and fees of Agent's and Lenders' legal counsel, and all costs and expenses incurred by Agent and Lenders in connection with the enforcement or preservation of any rights under the Loan Agreement, as amended hereby, or any other Loan Documents, including, without, limitation, the costs and fees of Agent's and Lenders' legal counsel.

         4.04 Severability. Any provision of this Amendment held by a court of
              ------------
competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

         4.05 Successors and Assigns. This Amendment is binding upon and shall
              ----------------------
inure to the benefit of Agent, each Lender and Borrower and their respective successors and assigns, except that Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Agent.

         4.06 Counterparts. This Amendment may be executed in one or more
              ------------
counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

         4.07 Effect of Waiver. No consent or waiver, express or implied, by
              ----------------
Agent or any Lender to or for any breach of or deviation from any covenant or condition by Borrower shall be deemed a consent to or waiver of any other breach of the same or any other covenant, condition or duty.

         4.08 Headings.  The headings,  captions,  and  arrangements  used
              --------
in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

         4.09 Applicable Law. THIS AMENDMENT AND ALL OTHER LOAN DOCUMENTS
              --------------
EXECUTED PURSUANT HERETO SHALL BE DEEMED TO HAVE BEEN MADE AND TO BE PERFORMABLE IN AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

         4.10 Final Agreement. THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS,
              ---------------
EACH AS AMENDED HEREBY, REPRESENT THE ENTIRE EXPRESSION OF THE PARTIES WITH RESPECT TO THE SUBJECT MATTER HEREOF ON THE DATE THIS AMENDMENT IS EXECUTED. THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS, AS AMENDED HEREBY, MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. NO MODIFICATION, RESCISSION, WAIVER, RELEASE OR AMENDMENT OF ANY PROVISION OF THIS AMENDMENT SHALL BE MADE, EXCEPT BY A WRITTEN AGREEMENT SIGNED BY EACH BORROWER AND AGENT.

         4.11 Amendment Fee. In consideration of the execution of this
              -------------
Amendment, Borrower agrees to pay to Agent on the date of this Amendment, for the sole and separate account of Agent, an amendment fee of $50,000, which fee shall be fully earned and non-refundable as of the date of this Amendment.

     [remainder of page intentionally left blank; signature page follows]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first written above.

                                  BORROWER:
                                  --------

                                  PANACO, INC.

                                  By:
                                         --------------------------------------
                                  Name:
                                         --------------------------------------
                                  Title:
                                         --------------------------------------



                                  AGENT:
                                  -----

                                  FOOTHILL CAPITAL CORPORATION,
                                  as Agent for the Lenders

                                  By:
                                         --------------------------------------
                                         Jeffrey Stanek
                                         Vice President


                                  LENDERS:
                                  -------

                                  FOOTHILL CAPITAL CORPORATION, as a Lender

                                  By:
                                         --------------------------------------
                                         Jeffrey Stanek
                                         Vice President

                                     ANNEX I
                                       TO
                     SIXTH AMENDMENT TO AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT


                                  "EXHIBIT C-1

                                   COMMITMENTS
                                   -----------


             Name of Lender                              Commitment
             --------------                              ----------

             Foothill Capital Corporation                $40,000,000"

                                    ANNEX II
                                       TO
                     SIXTH AMENDMENT TO AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT


                                  "EXHIBIT L-1

                              FORM OF LIBOR NOTICE
                              --------------------

Foothill Capital Corporation, as Agent for the Lenders
2450 Colorado Avenue
Suite 3000 West
Santa Monica, California 90404
Attention:  Jeff Stanek

Ladies and Gentlemen:

         Reference hereby is made to that certain Amended and Restated Loan and Security Agreement, dated as of September 30, 1999 (the "Loan Agreement"), by and among PANACO, INC., a Delaware corporation ("Borrower") which is the sole surviving corporation of the merger by Panaco Production Company, a Texas corporation ("PPC") and Goldking Acquisition Corporation, a Delaware corporation ("GAC"), with and into Borrower and is the successor-by-merger to PPC and GAC thereunder; the financial institutions signatory thereto (together with their successors and assigns, individually, "Lender" and, collectively, "Lenders"), and FOOTHILL CAPITAL CORPORATION, a California corporation, as agent for the Lenders (in such capacity, together with its successors, if any, "Agent") (as amended, restated or otherwise modified from time to time, the "Loan Agreement"). Any and all initially capitalized terms which are used but not specifically defined herein shall have the meanings ascribed to them in the Loan Agreement.

         This LIBOR Notice represents Borrower's request to elect the LIBOR Option with respect to outstanding Advances in the amount of $__________ (the "LIBOR Rate Loan")[, and is a written confirmation of the telephonic notice of such election given to Agent].

         Such LIBOR Rate Loan will have an Interest Period of [1, 2 or 3] month(s) commencing on ________________.

         This LIBOR Notice further confirms Borrower's acceptance, for purposes of determining the rate of interest based on the LIBOR Rate under the Loan Agreement, of the LIBOR Rate as determined pursuant to the Loan Agreement.

         Borrower represents and warrants that (i) as of the date hereof, each representation or warranty contained in or pursuant to any Loan Document, any agreement, instrument, certificate, document or other writing furnished at any time under or in connection with any Loan Document, and as of the effective date of any advance, continuation or conversion requested above is true and correct in all material respects (except to the extent any representation or warranty expressly related to an earlier date), (ii) each of the covenants and agreements contained in any Loan Document have been performed (to the extent required to be performed on or before the date hereof or each such effective date), and (iii) no Default or Event of Default has occurred and is continuing on the date hereof, nor will any thereof occur after giving effect to the request above.

Dated:   ________________        PANACO, INC.

                                 By:
                                       ----------------------------------------
                                 Name:
                                       ----------------------------------------
                                 Title:
                                       ----------------------------------------




Acknowledged by:

FOOTHILL CAPITAL CORPORATION,
as Agent for the Lenders

By:
      ---------------------------------------
Name:
      ---------------------------------------
Title:
      ---------------------------------------

                                   ANNEX III
                   TO SIXTH AMENDMENT TO AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT

           CERTIFIED RESOLUTIONS OF PANACO, INC.'S BOARD OF DIRECTORS
           ----------------------------------------------------------

         RESOLVED: That any officer of Panaco, Inc., a Delaware corporation (the "Corporation"), acting alone, by his signature be, and the same hereby is, authorized and directed, in the name of and on behalf of the Corporation (a) to amend that certain Amended and Restated Loan and Security Agreement by and among the Corporation, Panaco Production Company, Lenders signatory thereto and Foothill Capital Corporation, a California corporation, as agent for Lenders ("Agent"), as amended by that certain First Amendment to Amended and Restated Loan and Security Agreement, dated November 30, 1999, by and among the same parties, as amended by that certain Second Amendment to Amended and Restated Loan and Security Agreement, dated September 29, 2000, by and among the same parties, as amended by that certain Third Amendment to Amended and Restated Loan and Security Agreement, dated December 21, 2000, by and among the same parties, as amended by that certain Fourth Amendment to Amended and Restated Loan and Security Agreement, dated September 30, 2001, by and among the same parties, and as amended by that certain Fifth Amendment to Amended and Restated Loan and Security Agreement, dated October 29, 2001, by and among the same parties, (b) to execute and deliver to Agent with such changes in the terms and provisions thereof as the officer executing same shall, in his sole discretion, deem advisable, (i) a certain proposed Sixth Amendment to Amended and Restated Loan and Security Agreement to be executed by Corporation, Lenders and Agent, a draft of which has been reviewed and discussed by the Board of Directors of the Corporation, and (ii) such other Loan Documents, instruments, statements and writings as the officer or officers executing the same may deem desirable or necessary in connection therewith, and (c) to perform such other acts as the officer or officers performing such acts on behalf of the Corporation may deem desirable or necessary in connection therewith; and be it

         FURTHER RESOLVED: That said agreements will benefit the Corporation, both directly and indirectly, and are in the best interests of the Corporation; and be it

         FURTHER RESOLVED: That said agreements and other statements in writing executed in the name and on behalf of the Corporation by any officer of the Corporation shall be presumed conclusively to be the instruments, the execution of which is authorized by these resolutions; and be it

         FURTHER RESOLVED: That the officers of the Corporation be, and the same hereby are, authorized and directed to execute, in the name of and on behalf of the Corporation, security agreements, financing statements, mortgages, deeds of trust, assignments, collateral reports, loan statements, confirmations of delivery, lien statements, pledge certificates, release certificates, removal reports, guaranties, cross-collateralization agreements and such other writings and to take such other actions as are necessary in their dealings with Agent, and any such papers executed and any such actions taken by any of them prior to this time are approved, ratified and confirmed; and be it

         FURTHER RESOLVED: That the Secretary or any Assistant Secretary of the Corporation, by the signature of any one or more of them, be, and the same hereby are, authorized and directed to attest the execution by the Corporation of the papers signed pursuant to these resolutions, to affix the seal of the Corporation thereto, if required by Agent, and to certify to Agent the adoption of these resolutions.

                                  CERTIFICATION
                                  -------------

         The undersigned hereby certifies that the within and foregoing resolutions are in effect as of the date hereof, without modification, and that the person signing the within and foregoing Amendment on behalf of the Corporation is the duly elected officer stated below his name, that he is authorized to sign such Amendment, and that his signature thereon is genuine.

         DATED:  November  ___, 2001

                                        ---------------------------------------
                                        Assistant] Secretary of the Corporation

                             SEVENTH AMENDMENT TO
                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
                ------------------------------------------------


         THIS SEVENTH AMENDMENT TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT (this "Amendment") is made and entered into as of March ____, 2002, by
                 ---------
and among: PANACO,  INC., a Delaware corporation  ("Borrower") which is the sole
                                                    --------
surviving corporation of the merger by Panaco Production Company, a Texas corporation ("PPC") and Goldking Acquisition Corporation, a Delaware corporation
              ---
("GAC"),  with and into Borrower and is the  successor-by-merger  to PPC and GAC
  ---
thereunder; the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and
                                                                    ------
collectively as the "Lenders");  and FOOTHILL CAPITAL CORPORATION,  a California
                     -------
corporation, as agent for the Lenders ("Agent").
                                        -----

                                    RECITALS
                                    --------

         A. Borrower,  PPC (prior to its merger with and into Borrower),
Agent and Lenders have entered into that certain Amended and Restated Loan and Security Agreement, dated as of September 30, 1999, as amended by that certain First Amendment to Amended and Restated Loan and Security Agreement, dated November 30, 1999, as amended by that certain Second Amendment to Amended and Restated Loan and Security Agreement, dated September 29, 2000, as amended by that certain Third Amendment to Amended and Restated Loan and Security Agreement, dated December 21, 2000, as amended by that certain Fourth Amendment to Amended and Restated Loan and Security Agreement, dated September 30, 2001, as amended by that certain Fifth Amendment to Amended and Restated Loan and Security Agreement, dated October 29, 2001, and as amended by that certain Sixth Amendment to Amended and Restated Loan and Security Agreement, dated November 9, 2001 (as so amended, the "Loan Agreement").
                          --------------

         B. Capitalized terms used in this Amendment are used as defined in the Loan Agreement, as amended hereby, unless otherwise stated.

         C. Borrower has requested that Lenders (i) waive certain Events of Default that occurred from Borrower's failure to comply with (a) Section 6.19
                                                                    ------------
of the Loan  Agreement  from  January 1, 2002  through  the date  hereof and (b)
Section  7.20(a) of the Loan Agreement on December 31, 2001 and January 31, 2002
---------------
(collectively, the "Specified Events of Default"), (ii) waive Borrower's obligation to comply with Section 6.19 of the Loan Agreement from the date
                             -------------
hereof through March 31, 2002 (the "Hedging Obligation"), and (iii) make certain
                                    ------------------
modifications to the Loan Agreement.

         D. Borrower, Agent and Lenders desire to amend the Loan Agreement as hereinafter set forth.

         NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, agree as follows:

                                    AGREEMENT
                                    ---------

                                    ARTICLE I
                                 Limited Waiver
                                 --------------

         1.01  Limited  Waiver.  Upon  satisfaction  of  the  conditions
               ---------------
precedent set forth in Article III hereof, the Lenders signatory hereto, hereby waive the Hedging Obligation from the date hereof through March 31, 2002 and the Specified Events of Default. Except as specifically provided herein, nothing contained in this Amendment shall be construed as a waiver by any Lender of any covenant or provision of the Loan Agreement, the other Loan Documents, this Amendment or of any other contract or instrument between the Borrower and any Lender, and the failure of the Lenders at any time or times hereafter to require strict performance by the Borrower of any provision thereof shall not waive, affect or diminish any right of the Lenders to hereafter demand strict compliance therewith. Each Lender hereby reserves all rights granted under the Loan Agreement, the other Loan Documents, this Amendment and any other contract or instrument between the Borrower and any Lender.

                                   ARTICLE II
                          Amendments to Loan Agreement
                          ----------------------------

         2.01  Amendment  to  Section  7.20(a)  of  the  Loan  Agreement.
               ---------------------------------------------------------
Effective as of the date hereof, Section 7.20(a) of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

               "(a) Current Ratio. As of the last day of each month, a ratio of Consolidated Current Assets divided by Consolidated Current Liabilities of at least (i) 0.15:1.0 for each month ending between January 1, 2002 and April 30, 2002, (ii) 0.20:1.0 for each month ending between May 1, 2002 and January 1, 2003, and (iii) 0.25:1.0 for each month ending after January 1, 2003;"

         2.02  Amendment  to  Section  7.20(b)  of  the  Loan  Agreement.
               ---------------------------------------------------------
Effective as of the date hereof, Section 7.20(b) of the Loan Agreement is hereby amended and restated to read in its entirety as follows:

               "(b) Consolidated Interest Coverage Ratio. As of the last day of each month, a ratio of (i) Borrower's consolidated EBITDA for the 12 consecutive fiscal month period then ended, to (ii) Borrower's consolidated Interest Expense for the 12 consecutive fiscal month period then ended, of at least the ratio set forth below for the month ending corresponding to such ratio:


---------------------------------------- --------------------------------------
             Month                                  Ratio
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
          January 2002                             2.00:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
         February 2002                             1.90:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
           March 2002                              1.95:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
           April 2002                              1.70:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
            May 2002                               1.50:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
           June 2002                               1.20:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
           July 2002                               1.20:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
          August 2002                              1.00:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
         September 2002                            0.85:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
          October 2002                             0.70:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
         November 2002                             0.55:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
         December 2002                             1.00:1.0
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
        January 2003 and                           2.00:1.0
     each month thereafter
---------------------------------------- --------------------------------------

                                   ARTICLE III
                              Conditions Precedent
                              --------------------

         3.01 Conditions  to  Effectiveness.  The  effectiveness  of this
              -----------------------------
Amendment is subject to the satisfaction of the following conditions precedent in a manner satisfactory to Agent, unless specifically waived in writing by
Agent:

         (a) Agent shall have received this Amendment, duly executed by Borrower and each Lender.

         (b) Agent shall have received the Amendment Fee described in
Section 5.11 of this Amendment.
------------

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

                                   ARTICLE IV
                  Ratifications, Representations and Warranties
                  ---------------------------------------------

         4.01 Ratifications.  The terms and  provisions set forth in this
              -------------
Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Loan Agreement and the other Loan Documents, and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. Borrower, Agent and Lenders agree that the Loan Agreement and the other Loan Documents, as amended hereby, shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

         4.02 Representations and Warranties.  Borrower hereby represents
              ------------------------------
and warrants to Agent and each Lender that (a) the execution, delivery and performance of this Amendment and any and all other Loan Documents executed and/or delivered in connection herewith have been authorized by all requisite corporate action on the part of Borrower and will not violate the Articles of Incorporation or Bylaws of Borrower; (b) attached hereto as Annex I is a true,
                                                              -------
correct and complete copy of presently effective resolutions of Borrower's Board of Directors authorizing the execution, delivery and performance of this Amendment and any and all other Loan Documents executed and/or delivered in connection herewith, certified by the Secretary of Borrower; (c) the representations and warranties contained in the Loan Agreement, as amended hereby, and any other Loan Document are true and correct on and as of the date hereof; (d) no Default or Event of Default under the Loan Agreement, as amended hereby, has occurred and is continuing, unless such Default or Event of Default has been specifically waived in writing by Agent and to the extent required by the Loan Agreement, the Lenders; (e) Borrower is in full compliance with all covenants and agreements contained in the Loan Agreement and the other Loan Documents, as amended hereby; and (f) Borrower has not amended its Articles of Incorporation or its Bylaws since the Closing Date.

                                    ARTICLE V
                            Miscellaneous Provisions
                            ------------------------

         5.01  Survival   of   Representations   and   Warranties.   All
               --------------------------------------------------
representations and warranties made in the Loan Agreement or any other Loan Document, including, without limitation, any document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Agent or any closing shall affect the representations and warranties or the right of Agent and the Lenders to rely upon them.

         5.02 Amendment  to  References  in all Loan  Documents. Effective as of
              -------------------------------------------------
the date hereof, any reference in the Loan Documents to the capitalized terms "Loan Agreement" or "Credit Agreement" or to the Amended and Restated Loan and Security Agreement, dated as of September 30, 1999, by and among the Borrower, PPC (prior to its merger with and into Borrower), the Lenders and the Agent, shall be deemed a reference to the Loan Agreement (as defined in this Amendment), as amended hereby.

         5.03 Expenses  of Agent and  Lenders.  As  provided  in the Loan
              -------------------------------
Agreement, Borrower agrees to pay on demand all costs and expenses incurred by Agent and Lenders in connection with the preparation, negotiation, and execution of this Amendment and the other Loan Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the costs and fees of Agent's and Lenders' legal counsel, and all costs and expenses incurred by Agent and Lenders in connection with the enforcement or preservation of any rights under the Loan Agreement, as amended hereby, or any other Loan Documents, including, without, limitation, the costs and fees of Agent's and Lenders' legal counsel.

         5.04 Severability.  Any  provision of this  Amendment  held by a
              ------------
court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

         5.05 Successors and Assigns.  This Amendment is binding upon and
              ----------------------
shall inure to the benefit of Agent, each Lender and Borrower and their respective successors and assigns, except that Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Agent.

         5.06 Counterparts.  This Amendment may be executed in one or more
              ------------
counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

         5.07 Effect of Waiver. No consent or waiver,  express or implied,
              ----------------
by Agent or any Lender to or for any breach of or deviation from any covenant or condition by Borrower shall be deemed a consent to or waiver of any other breach of the same or any other covenant, condition or duty.

         5.08 Headings.  The  headings,  captions,  and  arrangements  used  in
              --------
this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

         5.09 Applicable Law. THIS AMENDMENT AND ALL OTHER LOAN DOCUMENTS
              --------------
EXECUTED PURSUANT HERETO SHALL BE DEEMED TO HAVE BEEN MADE AND TO BE PERFORMABLE IN AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

         5.10 Final  Agreement.  THE LOAN  AGREEMENT  AND THE OTHER LOAN
              ----------------
DOCUMENTS, EACH AS AMENDED HEREBY, REPRESENT THE ENTIRE EXPRESSION OF THE PARTIES WITH RESPECT TO THE SUBJECT MATTER HEREOF ON THE DATE THIS AMENDMENT IS EXECUTED. THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS, AS AMENDED HEREBY, MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. NO MODIFICATION, RESCISSION, WAIVER, RELEASE OR AMENDMENT OF ANY PROVISION OF THIS AMENDMENT SHALL BE MADE, EXCEPT BY A WRITTEN AGREEMENT SIGNED BY EACH BORROWER AND AGENT.

         5.11 Amendment  Fee. In  consideration  of the execution of this
              --------------
Amendment, Borrower agrees to pay to Agent on the date of this Amendment, for the sole and separate account of Agent, an amendment fee of $75,000, which fee shall be fully earned and non-refundable as of the date of this Amendment; provided, however, that in the event (i) substantially all of the capital stock
--------   -------
of Borrower is sold in a transaction and (ii) all Obligations owed to each Lender and Agent are paid in full, in each case prior to June 28, 2002, Agent agrees promptly thereafter to refund to Borrower a $37,500 portion of such amendment fee.

     [remainder of page intentionally left blank; signature page follows]

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the date first written above.

                                    BORROWER:

                                    PANACO, INC.


                                    By:
                                          --------------------------------------
                                    Name:
                                          --------------------------------------
                                    Title:
                                          --------------------------------------



                                    AGENT:

                                    FOOTHILL CAPITAL CORPORATION,
                                    as Agent for the Lenders


                                    By:
                                          -------------------------------------
                                          Jeffrey Stanek
                                          Vice President


                                    LENDERS:

                                    FOOTHILL CAPITAL CORPORATION, as a Lender


                                    By:
                                          -------------------------------------
                                          Jeffrey Stanek
                                          Vice President

                                      ANNEX I
                             TO SEVENTH AMENDMENT TO
                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT


           CERTIFIED RESOLUTIONS OF PANACO, INC.'S BOARD OF DIRECTORS
           ----------------------------------------------------------

         RESOLVED: That any officer of Panaco, Inc., a Delaware corporation (the "Corporation"), acting alone, by his signature be, and the same hereby is, authorized and directed, in the name of and on behalf of the Corporation (a) to amend that certain Amended and Restated Loan and Security Agreement by and among the Corporation, Panaco Production Company, Lenders signatory thereto (the "Lenders") and Foothill Capital Corporation, a California corporation, as agent
 -------
for  Lenders  ("Agent"),  as the  same may be  amended,  restated  or  otherwise
                -----
modified from time to time, (b) to execute and deliver to Agent with such changes in the terms and provisions thereof as the officer executing same shall, in his sole discretion, deem advisable, (i) a certain proposed Seventh Amendment to Amended and Restated Loan and Security Agreement to be executed by Corporation, Lenders and Agent, a draft of which has been reviewed and discussed by the Board of Directors of the Corporation, and (ii) such other loan documents, instruments, statements and writings as the officer or officers executing the same may deem desirable or necessary in connection therewith, and
(c) to perform such other acts as the officer or officers performing such acts on behalf of the Corporation may deem desirable or necessary in connection therewith; and be it

         FURTHER RESOLVED: That said agreements will benefit the Corporation, both directly and indirectly, and are in the best interests of the Corporation; and be it

         FURTHER RESOLVED: That said agreements and other statements in writing executed in the name and on behalf of the Corporation by any officer of the Corporation shall be presumed conclusively to be the instruments, the execution of which is authorized by these resolutions; and be it

         FURTHER RESOLVED: That the officers of the Corporation be, and the same hereby are, authorized and directed to execute, in the name of and on behalf of the Corporation, security agreements, financing statements, mortgages, deeds of trust, assignments, collateral reports, loan statements, confirmations of delivery, lien statements, pledge certificates, release certificates, removal reports, guaranties, cross-collateralization agreements and such other writings and to take such other actions as are necessary in their dealings with Agent, and any such papers executed and any such actions taken by any of them prior to this time are approved, ratified and confirmed; and be it

         FURTHER RESOLVED: That the Secretary or any Assistant Secretary of the Corporation, by the signature of any one or more of them, be, and the same hereby are, authorized and directed to attest the execution by the Corporation of the papers signed pursuant to these resolutions, to affix the seal of the Corporation thereto, if required by Agent, and to certify to Agent the adoption of these resolutions.

                                  CERTIFICATION
                                  -------------

         The undersigned hereby certifies that the within and foregoing resolutions are in effect as of the date hereof, without modification, and that the person signing the within and foregoing Amendment on behalf of the Corporation is the duly elected officer stated below his name, that he is authorized to sign such Amendment, and that his signature thereon is genuine.

         DATED:  March  ___, 2002

                                          -------------------------------------
                                          Secretary of the Corporation