Form 10-Q
period 2002-03-31
PANACO INC
filed 2002-05-22
CIK 882074

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

                For the quarterly period ended March 31, 2002

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


          24,359,695 shares of the registrant's $.01 par value Common Stock were outstanding on March 31, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PANACO, Inc.
                                 Balance Sheet


                                     ASSETS

                                                                      As of                       As of
                                                                  March 31, 2002            December 31, 2001
                                                             ------------------------   --------------------------
                                                             ------------------------   --------------------------
 CURRENT ASSETS                                                    (Unaudited)
      Cash                                                              $    580,000               $    5,582,000
      Accounts receivable, net of an
          allowance of $3,440,000                                          7,356,000                    8,363,000
      Prepaid and other                                                      393,000                      917,000
                                                             ------------------------   --------------------------
          Total current assets                                             8,329,000                   14,862,000
                                                             ------------------------   --------------------------

 OIL AND GAS PROPERTIES, AS DETERMINED BY THE
 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
      Oil and gas properties, proved                                     289,245,000                  286,453,000
      Less proved property accumulated depletion,
          depreciation and amortization                                 (192,669,000)                (183,867,000)
      Net unproved oil and gas properties                                    304,000                      232,000
                                                             ------------------------   --------------------------
          Net oil and gas properties                                      96,880,000                  102,818,000
                                                             ------------------------   --------------------------
 PIPELINES AND EQUIPMENT
      Pipelines and equipment                                             26,508,000                   26,532,000
      Less accumulated depreciation                                      (11,601,000)                 (10,939,000)
                                                             ------------------------   --------------------------
          Net pipelines and equipment                                     14,907,000                   15,593,000
                                                             ------------------------   --------------------------

 OTHER ASSETS
      Restricted deposits                                                 11,377,000                   11,011,000
      Deferred debt costs, net                                             1,629,000                    1,780,000
                                                             ------------------------   --------------------------
          Total other assets                                              13,006,000                   12,791,000
                                                             ------------------------   --------------------------

 TOTAL ASSETS                                                         $  133,122,000              $   146,064,000
                                                             ========================   ==========================

                                                                    (continued)



        The accompanying notes are an integral part of these statements.

                                  PANACO, Inc.
                                 Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                 As of                        As of
                                                                            March 31, 2002              December 31, 2001
                                                                       -------------------------    -------------------------
                                                                       -------------------------    -------------------------
 CURRENT LIABILITIES                                                          (Unaudited)
    Accounts payable and accrued liabilities                                    $    29,874,000               $   35,185,000
    Interest payable                                                                  5,504,000                    2,864,000
    Gas imbalance payable                                                             1,164,000                    1,149,000
    Restricted cash payable                                                             378,000                       25,000
    Senior Notes due 2004                                                           100,000,000                            -
    Revolving credit facility                                                        31,424,000                            -
                                                                       -------------------------    -------------------------
       Total current liabilities                                                    168,344,000                   39,223,000
                                                                       -------------------------    -------------------------

 DEFERRED CREDITS                                                                     1,365,000                    1,505,000

 LONG-TERM DEBT                                                                       2,249,000                  135,120,000

 COMMITMENTS AND CONTINGENCIES
                                                                                              -                            -

 STOCKHOLDERS' DEFICIT
    Preferred Shares, $.01 par value,
       5,000,000 shares authorized; no
       shares issued and outstanding                                                          -                            -
    Common Shares, $.01 par value,
       100,000,000 shares authorized;
       24,359,695 shares issued and outstanding                                         247,000                      247,000
    Additional paid-in capital                                                       69,089,000                   69,089,000
    Accumulated deficit                                                            (108,172,000)                 (99,120,000)
                                                                       -------------------------    -------------------------

       Total stockholders' deficit                                                  (38,836,000)                 (29,784,000)
                                                                       -------------------------    -------------------------


 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   133,122,000              $   146,064,000
                                                                       =========================    =========================



        The accompanying notes are an integral part of these statements.

                                  PANACO, Inc.
                            Statements of Operations
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                                    2002                     2001
                                                                             ------------------       ------------------
 REVENUES
      Oil and natural gas sales                                                    $ 9,041,000             $ 26,316,000

 COSTS AND EXPENSES
      Lease operating expense                                                        3,952,000                5,305,000
      Depletion, depreciation & amortization                                         9,641,000                7,032,000
      General and administrative expense                                               864,000                1,071,000
      Production and ad valorem taxes                                                  227,000                  481,000
      Exploratory dry hole expense                                                           -                3,858,000
      Geological and geophysical expense                                                88,000                  297,000
                                                                             ------------------       ------------------
          Total                                                                     14,772,000               18,044,000
                                                                             ------------------       ------------------

 OPERATING INCOME (LOSS)                                                            (5,731,000)               8,272,000

 OTHER INCOME (EXPENSE)
      Interest income                                                                   17,000                  226,000
      Interest expense                                                              (3,221,000)              (3,344,000)
      Other income (expense)                                                          (117,000)                 379,000
                                                                             ------------------       ------------------
          Total                                                                     (3,321,000)              (2,739,000)
                                                                             ------------------       ------------------

 INCOME (LOSS) BEFORE INCOME TAXES                                                  (9,052,000)               5,533,000

 INCOME TAX EXPENSE                                                                          -                2,167,000
                                                                             ------------------       ------------------
 NET INCOME (LOSS)                                                               $  (9,052,000)             $ 3,366,000
                                                                             ==================       ==================
 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                                   $       (0.37)             $      0.14
                                                                             ==================       ==================

 Basic Shares Outstanding                                                           24,359,695               24,323,521
                                                                             ==================       ==================
 Diluted Shares Outstanding                                                         24,359,695               24,473,625
                                                                             ==================       ==================




        The accompanying notes are an integral part of these statements.

                                  PANACO, Inc.
                             Statement of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                                         2002                 2001
                                                                                   -----------------    -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                               $  (9,052,000)         $ 3,366,000
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Deferred income taxes                                                                   -            2,167,000
          Depletion, depreciation and amortization                                        9,641,000            7,032,000
          Exploratory dry hole expense                                                            -            3,858,000
          Plug and abandoning of wells and platforms                                       (506,000)                   -
          Changes in assets and liabilities:
             Accounts receivable                                                          1,007,000            4,404,000
             Accounts payable                                                            (4,958,000)          (4,038,000)
             Gas imbalance payable                                                           15,000              625,000
             Deferred credits                                                              (140,000)             162,000
             Interest payable                                                             2,640,000            2,525,000
             Accounts receivable-related party                                                    -              300,000
             Changes relating to derivative instruments                                     118,000             (462,000)
             Prepaid and other                                                              406,000             (232,000)
                                                                                   -----------------    -----------------
                          Net cash provided by operating activities                        (829,000)          19,707,000
                                                                                   -----------------    -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures and acquisitions                                          (2,334,000)         (10,852,000)
          Increase in restricted deposits                                                  (366,000)            (923,000)
                                                                                   -----------------    -----------------
                          Net cash used in investing activities                          (2,700,000)         (11,775,000)
                                                                                   -----------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
          Long-term debt borrowings                                                       1,553,000            6,000,000
          Repayment of debt                                                              (3,000,000)         (11,338,000)
          Additional deferred financing costs                                               (26,000)             (45,000)
                                                                                   -----------------    -----------------
                          Net cash used in financing activities                          (1,473,000)          (5,383,000)
                                                                                   -----------------    -----------------

 NET INCREASE (DECREASE) IN CASH                                                         (5,002,000)           2,549,000

 CASH AT BEGINNING OF YEAR                                                                5,582,000            2,878,000
                                                                                   -----------------    -----------------

 CASH AT MARCH 31                                                                        $  580,000          $ 5,427,000
                                                                                   =================    =================





        The accompanying notes are an integral part of these statements.

                                  PANACO, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001 and the results of its operations and cash flows for the periods ended March 31, 2002 and 2001. Most adjustments made to the financial statements are of a normal, recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). A more complete description of the accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - WORKING CAPITAL DEFICIT AND RESTRICTIVE COVENANTS

         Due to substantial losses incurred in 1999 and 2001 and less than anticipated results from PANACO's drilling program in late 2000 and most of 2001, the Company accumulated a significant working capital deficit as of December 31, 2001. The deficit totaled $24.4 million at December 31, 2001 and had increased to $28.6 million, excluding debt, by March 31, 2002. The lack of performance from wells drilled during 2001 and 2000, along with decreased commodity prices in late 2001, reduced estimated future net cash flows and availability under the Company's Credit Facility to a point at which there is substantial doubt about the Company's ability to reduce this deficit in a timely manner. Based on the working capital deficit and doubt about the Company's ability to reduce the deficit, along with restrictive covenants contained in its debt facilities, the Company's auditors added an explanatory paragraph to their 2001 audit opinion due to substantial doubt regarding the Company's ability to continue as a going concern.

         The Company is currently negotiating curative actions for technical and financial covenant violations of the Credit Facility. The current agreement requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and
0.25 to 1.0 thereafter. The Facility also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. The lenders have not given the Company notification that they intend to declare the balance due under the Facility. The Company is also negotiating with the lenders to possibly increase the availability under the Facility. However, no assurances can be given that the Company will be able to cure the covenant violations or increase the availability. The balance due under the Facility is classified as short term until the Company is in compliance with all the terms of the agreement.

         The Company has outstanding $100 million of Senior Notes due 2004. The Senior Notes Indenture contains certain cross defaults with the covenants in the Credit Facility that could constitute default under the Indenture. Based on the cross defaults the balance due the holders of the Senior Notes is classified as short term until the Company is in compliance with the Indenture. The Indenture requires a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of total indebtedness at the end of each quarter. If the Company's ACNTA falls below this percentage of indebtedness for two succeeding quarters, it must

                                  PANACO, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. While the Company did satisfy this covenant on March 31, 2002, there can be no assurance that the Company will meet this ratio in the future or that the Company will have the ability to repurchase any of the Senior Notes if required to do so.

         The Company engaged an investment bank in early 2002 to help it explore strategic alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. The Company is also in discussions to increase the Credit Facility, which may require a waiver from the holders of the Senior Notes. No assurances can be made that the Company will be able to implement any plan that will resolve the working capital deficit and debt covenant violations, or that a plan will be implemented in a timely manner. In addition, some of these alternatives may require approval from PANACO's Credit Facility lenders or the approval of the Senior Note holders as well as Stockholder approval.

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

         The Company adopted SFAS No.144 as of January 1, 2002. The adoption had no impact on the Company's financial statements. Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No.144"), retains the fundamental provisions of SFAS No.121, Accounting for the Impairment

                                  PANACO, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

of  Long-Lived  Assets  and for  Long-Lived  Assets  to be  Disposed  Of  ("SFAS
No.121"), for recognizing and measuring impairment losses while resolving significant implementation issues associated with SFAS No.121. SFAS No.144 also expands the basic provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding presentation of discontinued operations in the income statement.

         The scope for reporting a discontinued operation has been expanded to include a "component" of an entity. A component comprises operations and cash flows that can be clearly distinguished from the rest of the entity. It could be a segment, a reporting unit, a consolidated subsidiary or an asset group.

Note 4 - CASH FLOW INFORMATION

         Cash payments for interest totaled $0.6 million and $0.9 million for the first three months of 2002 and 2001, respectively. The Company did not make any cash payments for income taxes during the first three months of 2002 or 2001.

Note 5 - EARNINGS PER SHARE CALCULATIONS

         Basic and diluted earnings per share for the first three months of each year were based on the year-to-date weighted average share outstanding of 24,359,695 in 2002 and 24,323,521 for 2001. The Company did have potential common shares outstanding during both periods in the form of stock options, however, the potential common shares are excluded from the 2002 diluted earnings per share calculation because the Company had a net loss for the first three months of 2002 and the potential common shares would have been anti-dilutive. The 2001 diluted earnings per share amounts are based on weighted average share outstanding plus in the money common stock equivalents, which consisted of stock options outstanding and totaled 150,104.

Note 6 - RESTRICTED DEPOSITS

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

         In the West Delta Fields and the East Breaks 109 and 110 Fields, the Company established an escrow for both Fields in favor of the surety bond underwriter, who provides a surety bond to the former owners of the West Delta Fields and to the MMS. The balance in this escrow account was $5.6 million at March 31, 2002 and requires quarterly deposits of $375,000 until June 2003, decreasing thereafter to $125,000 until the account balance reaches $7.8 million.

         In the East Breaks 165 and 209 Fields the Company established an escrow account in favor of the surety bond underwriter, who provides surety bonds to both the MMS and the former owner of the Fields. The balance in this escrow account was $4.7 million at March 31, 2002 and requires quarterly deposits of $250,000 until the account balance reaches $6.5 million.

                                  PANACO, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company has also established an escrow account in favor of BP under which the Company will deposit 10% of the net cash flows from the properties, as defined in the agreement, from the properties acquired from BP. This escrow account balance was $0.7 million at March 31, 2002.

         At March 31, 2002 the Company had accrued $378,000 of restricted deposits based on required deposits on March 31, 2002. The deposits were delayed until May due to liquidity constraints. The nonpayment of such deposits could allow the surety bond underwriter to withdraw bonds in place for the Company. The bonds are required for the Company to operate properties and nonpayment could result in the loss of such ability. Payment of such deposits is also a requirement of the Credit Facility.

Note 7 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with the respect to these actions would not materially affect the financial position of the Company or its results of operation.

Note 8 -DEBT

         The Company maintains a Credit Facility that is a reducing, revolving loan and is collateralized by a first mortgage on the Company's properties. The amount available to the Company under the Credit Facility is determined by a borrowing base typically based on the estimated value of the properties under mortgage to the lender, less any amounts borrowed under the Credit Facility. In October 1999 the Company entered into a new Facility with Foothill Capital Corp. ("Foothill") as the Agent for the lenders. The Foothill facility had an initial term of two years with two six-month extension options available at the sole option of the Company.

         In November 2001, the Company amended the Foothill facility to, among other changes, extend the expiration date an additional two years. The new Credit Facility is a $40 million facility with a borrowing base of $40 million. At March 31, 2002, $31.4 million was outstanding under the facility, with availability of $7.4 million, of which $2.3 million was reserved under a letter of credit. The borrowing base is subject to monthly determinations made using internally prepared engineering reports, using a two-year average of NYMEX future commodity prices and are based on our semi-annual third party reserve reports. Indebtedness under this Credit Facility constitutes senior indebtedness with respect to the Senior Notes.

         The Company is currently negotiating curative actions for technical and financial covenant violations of the Credit Facility. The current agreement requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and
0.25 to 1.0 thereafter. The Facility also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. The lenders have not given the Company notification that they intend to declare the balance due under the Facility. The Company is also negotiating with the lenders to possibly increase the availability under the Facility. However, no assurances can be given that the Company will be able to cure the covenant violations or increase the availability. The balance due under the Facility is classified as short term until the Company is in compliance with all the terms of the agreement. The agreement also contains limitations on dividends, mergers and asset sales.

                                  PANACO, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company has outstanding $100 million of Senior Notes due 2004. The Senior Notes Indenture contains certain cross defaults with the covenants in the Credit Facility that could constitute default under the Indenture. Based on the cross defaults the balance due the holders of the Senior Notes is classified as short term until the Company is in compliance with the Indenture. The Indenture requires a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of total indebtedness at the end of each quarter. If the Company's ACNTA falls below this percentage of indebtedness for two succeeding quarters, it must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. While the Company did satisfy this covenant on March 31, 2002, there can be no assurance that the Company will meet this ratio in the future or that the Company will have the ability to repurchase any of the Senior Notes if required to do so.

         The Company also has a production payment obligation totaling $2.2 million to a former lender, which is paid with a portion of the revenues from certain wells. The production payment is a non-recourse loan related to the development of certain wells acquired upon acquisition. The agreement requires repayment of principal plus an amount sufficient to provide an internal rate of return of 18%.

Note 9 - INCOME TAXES

         Based on its review during the third quarter of 2001, the Company determined that it was more likely than not that its deferred tax asset would not be utilized and reestablished a valuation allowance against its deferred tax asset. This determination was due to, among other factors, the significant decrease in oil and natural gas prices and reduced reserve estimates, losses in the prior years, excluding 2000, and current estimates of results for 2002. These projections of future taxable income are management's estimates, using current reserve estimates, estimates of future commodity prices and other information currently available. While the Company believes that the assumptions used in these projections are reasonable, future events, including changes in commodity prices, could result in a reduction in some or all of the deferred tax asset valuation allowance in future periods.

Note 10 - ADOPTION OF SFAS 133

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

         The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. At March 31, 2002, the Company had two derivative instruments outstanding. Based on the documentation criteria required under SFAS 133 the derivative

                                  PANACO, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

instruments are marked to market at the end of each period and the change in the value of the derivative instruments is accounted for in other income (expense).

         The derivative instrument is a crude oil swap covering 500 barrels per day from May 1 through October 31, 2002. The prices per barrel average $25.45 per barrel and are based on the average daily settlement price of the NYMEX WTI Light Sweet Crude Oil for the respective months. The second derivative instrument is a costless collar covering 3,000 MMBtu per day of natural gas from May 1 through October 31, 2002. The collars have a floor price of $3.00 per MMBtu and a cap price of $3.45 per MMBtu.

         During the first quarter of 2002 the Company recognized a decrease in earnings of $0.1 million based on the change in the value of the Company's derivative contracts on March 31, 2002.

         During the first quarter of 2001 the Company recorded an after-tax loss of $6.1 million in Other Comprehensive Loss representing the cumulative effect of an accounting change to recognize the fair value of a natural gas swap. In addition, the Company realized after tax losses of $1.3 million on hedging activity incurred in the first quarter 2001, which were transferred from Other Comprehensive Loss to natural gas revenues for the production months the hedge related. The Company also recognized Other Income of $0.3 million, after tax, for the ineffective portion of a natural gas swap.

         All derivative instrument transactions are subject to the Company's risk management policy and are approved by the Board of Directors, which does not permit speculative positions.

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

Liquidity and Capital Resources

        With the market prices for acquisitions increasing, PANACO focused on developmental and exploratory drilling during 2001 and 2000. During 2001, we used all of our cash flows from operating activities for drilling new wells, primarily in the Gulf of Mexico, and for the acquisition of an oil property contiguous with a property that we already owned. While we were successful on a percentage completion basis, (85%) of total new wells drilled, the reserves discovered did not amount to the level anticipated. The result was lower production during 2001 and lower reserves in place at the end of 2001. Consequently, the combination of lower production and a decline in commodity prices during 2001 resulted in lower than projected cash flows from operations.

Working capital deficit and restrictive covenants

         Due to substantial losses incurred in 1999 and 2001 and less than anticipated results from PANACO's drilling program in late 2000 and most of 2001, we had accumulated a significant working capital deficit as of December 31, 2001. The deficit totaled $24.4 million at December 31, 2001 and had increased to $28.6 million, excluding debt, by March 31, 2002. The lack of performance from wells drilled during 2001 and 2000, along with decreased commodity prices in late 2001, have reduced estimated future net cash flows and availability under the our Credit Facility to a point at which there is substantial doubt about the Company's ability to reduce the deficit in a timely manner. Our auditors added an explanatory paragraph to their 2001 audit opinion on the basis that these facts raised substantial doubt regarding the Company's ability to continue as a going concern.

         We are currently negotiating curative actions for technical and financial covenant violations of the Credit Facility. The current agreement requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and
0.25 to 1.0 thereafter. The Facility also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. The lenders have not given notification that they intend to declare the balance due under the Facility. We are also negotiating with the lenders to possibly increase the availability under the facility. However, no assurances can be given that we will be able to cure the covenant violations or increase the availability under the Facility. The balance due under the Facility is classified as short term until the Company is in compliance with all the terms of the agreement.

         PANACO's $100 million of Senior Notes due 2004 outstanding require a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of total indebtedness at the end of each quarter. If the Company's ACNTA falls below this percentage of indebtedness for two succeeding quarters, it must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. On March 31, 2002 the Company did meet this requirement and is not required to repurchase any of the Senior Notes. However, the Senior Notes Indenture contains certain cross defaults with the covenants under the Credit Facility that could constitute default under the Indenture. Based on the cross defaults the balance due the holders of the Senior Notes is classified as short term until the Company is in compliance with the Indenture.

         In early 2002 we engaged an investment bank to help us explore strategic alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. We are also in discussions to increase the Credit Facility, which may require a waiver from the holders of the Senior Notes. No assurances can be made that we will be able to implement any plan that will resolve the working capital deficit and debt covenant violations, or that a plan will be implemented in a timely manner. In addition, some of these alternatives may require approval from PANACO's Credit Facility lenders or the approval of our Senior Note holders as well as Stockholder approval.

Restricted deposits

         At March 31, 2002 the Company had accrued $378,000 of restricted deposits based on required deposits on March 31, 2002. The deposits were delayed until May due to liquidity constraints. The nonpayment of such deposits could allow the surety bond underwriter to withdraw bonds in place for the Company. The bonds are required for the Company to operate properties and nonpayment could result in the loss of such ability. Payment of such deposits is also a requirement of the Credit Facility.

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

        We are currently negotiating curative actions for technical and financial covenant violations of the Credit Facility. The current agreement requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and
0.25 to 1.0 thereafter. The Facility also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. The lenders have not given the Company notification that they intend to declare the balance due under the Facility. We are also negotiating with the lenders to increase the availability under the Facility. However, no assurances can be given that the Company will be able to cure the covenant violations or increase the availability. The balance due under the Facility is classified as short term until the Company is in compliance with all the terms of the agreement. See
Note 2 to financial statements.

Senior Note offering

        On October 9, 1997, we issued $100 million principal amount of 10 5/8% Senior Notes due October 1, 2004. Interest on the Notes is payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 1998.

        The Senior Notes require a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of total indebtedness at the end of each quarter. If the Company's ACNTA falls below this percentage of indebtedness for two succeeding quarters, it must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. On March 31, 2002 the Company did meet this requirement and is not required to repurchase any of the Senior Notes. The Senior Notes Indenture also contains certain cross defaults with the Credit Facility that could constitute default under the Indenture. Based on the cross defaults the balance due the holders of the Senior Notes is classified as short term until the Company is in compliance with the Indenture.

Commodity price derivative instruments

        We follow a derivative instrument strategy designed to protect against the possibility of severe price declines due to market volatility. We may also make derivative instrument decisions to assure a payout of a specific acquisition or development project.

        From May 1 through October 31, 2002, we have derivative contracts for 3,000 MMBtu per day of natural gas using a costless collar. The collar provides for a minimum price of $3.00 per MMBtu and a cap price of $3.45 per MMBtu. The corresponding settlement prices are based on the last three trading days on the NYMEX for the month to which the derivative contract prices relate. If the settlement prices are below the minimum price, the counterparty will pay us the price difference for the total MMBtu contracted for that month. If the settlement prices are higher than the cap price of $3.45, we will pay the counterparty the price difference for the total MMBtu contracted for that month.

         We have also put in place a swap covering 500 barrels of oil per day for the period of May 1 through October 31, 2002 at an average price of $25.45 per barrel. The settlement prices are based on the average daily settlement price of the NYMEX WTI Light Sweet Crude Oil for the respective months. If the settlement prices are above the swap prices, we will pay the counterparty the price difference for the volume contracted for the respective month. If the settlement prices are below the swap prices the counterparty will pay us the price difference for the entire volume contracted for the respective month.

         During the first quarter of 2002 the Company recognized a decrease in earnings of $0.1 million based on the change in the value of the Company's derivative contracts on March 31, 2002.

         During the first quarter of 2001 the Company recorded an after-tax loss of $6.1 million in Other Comprehensive Loss representing the cumulative effect of an accounting change to recognize the fair value of a natural gas swap. In addition, the Company realized after tax losses of $1.3 million on hedging activity incurred in the first quarter 2001, which were transferred from Other Comprehensive Loss to natural gas revenues for the production months the hedge related. The Company also recognized Other Income of $0.3 million, after tax, for the ineffective portion of a natural gas swap.

         We produce and sell natural gas, oil and natural gas liquids. As a result, our financial results are significantly affected by changes in these commodity prices. We use derivative financial instruments to attempt to limit our exposure to changes in the market price of natural gas and oil. While commodity financial instruments are intended to reduce exposure to declines in these market prices, the commodity financial instruments may also limit gains from increases in the market price of natural gas and oil.

Capital expenditures

         Net capital expenditures totaled $2.3 million for the first three months of 2002, representing a 78% decrease from $10.9 million of capital expenditures incurred in the comparable period of 2001. As a result of a significant working capital deficit at the end of 2001 and in conjunction with engaging of an investment bank to assist PANACO in exploring strategic alternatives, we have delayed most of the capital projects slated for 2002. The bulk of the $2.3 million in capital expenditures incurred in 2002 were for the completion of a new development well in the North White Lake Field, located in Vermillion Parish, Louisiana.

Environmental

         Compliance with applicable environmental and safety regulations by PANACO has not required any significant capital expenditures or materially affected our business or earnings. Management believes it is in substantial compliance with environmental and safety regulations and foresees no material expenditures in the future; however, we are unable to predict the impact that compliance with future regulations may have on capital expenditures, earnings and competitive position.

Results of Operations

For the three months ended March 31, 2002 and 2001:

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

Revenues

         Oil and natural gas sales totaled $9.0 million during the first three months of 2002, a decrease of $17.3 million, or 66% when compared to the first three months of 2001. Both oil and natural gas prices decreased, with natural gas prices decreasing significantly. Natural gas production also decreased in 2002, while oil production increased slightly.

Production and Prices:

                                                                                                     % Increase
                                                        2002                      2001               (Decrease)
                                                        ----                      ----               ----------
         Natural gas production (MMcf)                   1,632                     3,065                 (47%)
         Average price per Mcf
          excluding hedging                          $    2.51                  $   7.19                 (65%)
         Average price per Mcf
          including hedging                          $    2.51                  $   6.49                 (61%)

         Oil Production (MBbl)                             244                       226                   8%
         Average price per Bbl
          excluding hedging                          $   20.23                  $  28.45                 (29%)
         Average price per Bbl
          including hedging                          $   20.23                  $  28.45                 (29%)

         With the decline in capital expenditures in late 2001 and the first quarter of 2002, the decrease in natural gas production was due to the nature of the areas in which PANACO operates. While production from the East Breaks 160 Fields increased with the completion of two new wells in December 2001, it was not sufficient to offset the decline from our other properties. The nature of the wells we typically drill is to produce from one to three years, with a rapid decline from the initial completion of the well.

         With the acquisition of the West Delta 52 Field and the two new wells completed in the East Breaks 160 Fields, oil production in 2002 increased 8%, or 18,000 barrels over 2001. The West Delta 52 Field is primarily an oil field and was acquired in April 2001.

Cost and Expenses

         Lease operating expenses decreased $1.4 million, to $4.0 million, during the first three months of 2002 compared to $5.3 million for the comparable period in 2001. Of the total decrease, $0.4 million was due to lower well workover and equipment repair expenses in 2002 and $0.4 million was due to the sale of an offshore property in the second quarter of 2001. The remainder of the decrease was primarily due to a reduction in variable operating expenses with the overall decline in production. With the majority of our lease operating expenses being fixed, the decline in overall production caused lease operating expenses to increase on an Mcf equivalent ("Mcfe") basis, from $1.20 in 2001 to $1.28 in 2002.

         Depletion, depreciation and amortization ("DD&A") increased 37%, or $2.6 million due to a 96% increase in DD&A per unit of production, which was partially offset by a 30% decrease in total production. The increase in the per unit cost was due to lowered reserve volumes at the end of 2001, resulting in the capital expenditures for wells that were drilled and completed being spread over fewer total units.

         General and administrative expenses decreased 19% to $0.9 million for the first quarter of 2002 from $1.1 million in the first quarter of 2001. The decrease is primarily due to lower salaries and benefits due to personnel reductions throughout 2001.

         Exploratory dry hole expense decreased $3.9 million due to the unsuccessful #A-4 well drilled during the first quarter of 2001 in the East Breaks 109 and 110 Fields and no exploratory dry hole expense during 2002.

         Geological and geophysical expense decreased $0.2 million during the first three months of 2002 primarily due to fewer employees and consulting geologists with the delay in capital expenditures in 2002.

Income Tax Expense

         As oil and natural gas prices increased during 2000, we were able to project future taxable income sufficient to utilize our net operating loss carry-forwards. As such, during the second quarter of 2000 we recorded an income tax benefit of $29 million by reversing a valuation allowance recorded against these assets. From that point forward until the second quarter of 2001, income tax expense had been recognized, at the effective rate, as a percentage of pre-tax income.

         With the decrease in commodity prices and proved reserved, the analysis of the deferred tax asset utilization made during the third quarter of 2001 determined that it was more likely than not that the deferred tax assets would not be realized. This determination was based on several factors, including decreased projections of future taxable income. This analysis was based on estimates for future oil and natural gas prices in addition to proved reserves at the time. Based on this analysis and all other evidence available at the time, the valuation allowance was reestablished against the deferred tax asset and no income tax expense or benefit has been recognized. Current estimates of future taxable income continue to require the valuation allowance against the deferred tax assets.

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

Net Income (Loss)

         With the significant decline in revenues, PANACO's net loss for the first three months of 2002 totaled $9.1 million, or $0.37 per share as compared to net income of $3.4 million, or $0.14 per share in 2001.

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

        The Company's estimates of proved oil and gas reserve quantities, the application of the successful efforts method of accounting for our exploration and production activities, the application of standards of accounting for derivative activities, and the accounting method used for revenue recognition require management to make numerous estimates and judgments. A more complete description of these critical accounting policies are set forth in the Company's Form 10-K for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

Outlook

        As a relatively small, leveraged oil and natural gas exploration and production company, the success and outcome of our business are highly dependent on oil and natural gas prices. Not only are our revenues, cash flows, results of operations and liquidity impacted by commodity prices, our ability to obtain financing for our business is also influenced by these prices. The nature of our business is capital intensive, typically requiring an investment up front and a resulting return on that investment for successful projects. The resulting return and success of that investment will vary depending on the prices we receive for the oil and natural gas. Also, due to the geographic area that we operate in, the levels of capital spending are significant and the lives of the reserves that we own are relatively short. Historically, our reserves have a five to seven year life, which tends to amplify the effect oil and natural gas price fluctuations have on our Company.

        Due to results that were below expectations during 2001, we ended the year with lower reserves than those at the beginning of the year, despite $45 million in capital expenditures. In an effort to reduce the working capital deficit, we have delayed most of the 2002 approved capital budget of $25 million. By doing so, production and cash flows for 2002 could be negatively impacted. The capital budget for 2002 of $25 million consists primarily of drilling, 45% of which we estimate will be exploratory and 55% of which we estimate will be developmental. The execution of this budget depends on PANACO's ability to pay for the projects with cash flows from operations. Based on the working capital deficit and doubt about the Company's ability to reduce it, along with restrictive covenants contained in the debt facilities, our auditors added an explanatory paragraph to their 2001 audit opinion as to substantial doubt regarding the Company's ability to continue as a going concern.

          We are currently negotiating curative actions for technical and financial covenant violations of the Credit Facility. The current agreement requires a working capital ratio (as defined in the agreement) of 0.15 to 1.0 from January 1 to April 30, 2002, 0.20 to 1.0 from May 1 to January 1, 2003, and
0.25 to 1.0 thereafter. The Facility also requires a trailing twelve-month EBITDA/interest coverage ratio ranging from a monthly high of 2.0 to 1.0 to a monthly low of 0.55 to 1.0 for 2002, and 2.0 to 1.0 thereafter. The lenders have not given notification that they intend to declare the balance due under the Facility. We are also negotiating with the lenders to possibly increase the availability under the facility. However, no assurances can be given that we will be able to cure the covenant violations or increase the availability under the Facility. The balance due under the Facility is classified as short term until the Company is in compliance with all the terms of the agreement.

         PANACO's $100 million of Senior Notes due 2004 outstanding require a total Adjusted Consolidated Net Tangible Asset Value ("ACNTA"), as defined in the Indenture, equal to 125% of total indebtedness at the end of each quarter. If the Company's ACNTA falls below this percentage of indebtedness for two succeeding quarters, it must redeem an amount of the Senior Notes sufficient to maintain this ratio. At December 31, 2001 PANACO did not meet this ratio. On March 31, 2002 the Company did meet this requirement and is not required to repurchase any of the Senior Notes. However, the Senior Notes Indenture contains certain cross defaults with the covenants under the Credit Facility that could constitute default under the Indenture. Based on the cross defaults the balance due the holders of the Senior Notes is classified as short term until the Company is in compliance with the Indenture.

        Given these issues, PANACO engaged an investment bank in early 2002 to help the Company explore strategic alternatives. The outcome of this process may result in asset sales or the sale of the Company as a whole. No assurances can be made that the Company will be able to implement any plan that will resolve the working capital deficit, ensure we maintain compliance with our Credit Facility and Senior Note covenants, or that a plan will be implemented in a timely manner and, as a result, the Company may not be able to continue as a going concern. In addition, any of these alternatives will most likely require approval from PANACO's Credit Facility lenders and may require the approval of our Senior Note holders as well as Stockholder approval.

         At March 31, 2002 the Company had accrued $378,000 of restricted deposits based on required deposits on March 31, 2002. The deposits were delayed until May due to liquidity constraints. The nonpayment of such deposits could allow the surety bond underwriter to withdraw bonds in place for the Company. The bonds are required for the Company to operate properties and nonpayment could result in the loss of such ability. Payment of such deposits is also a requirement of the Credit Facility.

PART I
Item 3a.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Commodity price derivative instruments

        We follow a derivative instrument strategy designed to protect against the possibility of severe price declines due to market volatility. We may also make derivative instrument decisions to assure a payout of a specific acquisition or development project.

        From May 1 through October 31, 2002, we have derivative contracts for 3,000 MMBtu per day of natural gas using a costless collar. The collar provides for a minimum price of $3.00 per MMBtu and a cap price of $3.45 per MMBtu. The corresponding settlement prices are based on the last three trading days on the NYMEX for the month to which the derivative contract prices relate. If the settlement prices are below the minimum price, the counterparty will pay us the price difference for the total MMBtu contracted for that month. If the settlement prices are higher than the cap price of $3.45, we will pay the counterparty the price difference for the total MMBtu contracted for that month.

        We have also put in place a swap covering 500 barrels of oil per day for the period of May 1 through October 31, 2002 at an average price of $25.45 per barrel. The settlement prices are based on the average daily settlement price of the NYMEX WTI Light Sweet Crude Oil for the respective months. If the settlement prices are above the swap prices, we will pay the counterparty the price difference for the volume contracted for the respective month. If the settlement prices are below the swap prices the counterparty will pay us the price difference for the entire volume contracted for the respective month.

        At March 31, 2002 the change in fair value of the derivative instruments was a loss of $0.1 million and is included in the Statement of Operations as other expense.

         The fair value of commodity derivative instruments is the estimated amount that we would receive or pay to settle the applicable commodity derivative instrument at the reporting date, taking into account the difference between NYMEX prices or index prices at quarter-end and the contract price of the commodity derivative instrument. On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. See Note 10 to the Company's Financial Statements for a discussion of activities involving derivative financial instruments during the first three months of 2002.

PART II                        OTHER INFORMATION

Item 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      None.

  (b) Reports on Form 8-K

      April 25, 2002    Appointment of Robert K. McMillan to Board of Directors.
      May 8, 2002       Resignation of George W. Hebard, III from the Board of
                        Directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PANACO, Inc.


Date: May 20, 2002                         /s/ Todd R. Bart
      ------------                         -------------------------------------
                                           Todd R. Bart, Chief Financial Officer